Form 10QSB
period 1995-03-31
WINDSOR PARK PROPERTIES 3
filed 1995-05-11
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


       For the quarterly period ended     March 31, 1995
                                      -------------------------


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



       For the transition period from _______________ to _______________


       Commission file number   0-15699
                              ------------------------------------------


          WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                California                             33-0115651
   ------------------------------------    ---------------------------------
     (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
- ------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
- ------------------------------------------------------------------------------
                          (Issuer's telephone number)



    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [  ]

                               TABLE OF CONTENTS

                                     PART I
                                     ------


                                                                         Page
                                                                         ----

Item 1.  Financial Statements                                              3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8


                                    PART II
                                    -------


Item 6.  Exhibits and Reports on Form 8-K                                  9



          SIGNATURE

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                      ----------------------------------
                                  (unaudited)


                                                  March 31, 1995
                                                  --------------

ASSETS

Property held for investment:
  Land                                               $   920,000
  Buildings and improvements                           3,160,000
  Fixtures and equipment                                  65,400
                                                     -----------
                                                       4,145,400

Less accumulated depreciation                         (2,127,900)
                                                     -----------
                                                       2,017,500

Investments in joint ventures                          1,245,200
Cash and cash equivalents                                241,500
Other assets                                              58,300
                                                     -----------
                                                     $ 3,562,500
                                                     ===========


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
  Accounts payable                                   $    31,200
  Accrued liabilities                                     50,500
  Tenant deposits and other liabilities                   52,200
                                                     -----------
                                                         133,900
                                                     -----------
Partners' equity:
  Limited partners                                     3,968,200
  General partners                                      (539,600)
                                                     -----------
                                                       3,428,600
                                                     -----------
                                                     $ 3,562,500
                                                     ===========

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                 1995            1994
                                             ------------    ------------

REVENUES
- --------

Rent and utilities                             $245,700        $244,800
Equity in earnings of joint ventures              7,500           4,500
Interest                                          3,100           2,100
Other                                            11,000          14,900
                                               --------        --------
                                                267,300         266,300
                                               --------        --------
COSTS AND EXPENSES
- ------------------

Property operating costs                        176,300         191,400
Depreciation and amortization                    26,800          35,100
General and administrative:
  Related parties                                18,700          19,400
  Other                                          15,800          14,700
Interest                                                          1,000
                                               --------        --------
                                                237,600         261,600
                                               --------        --------
Net income                                     $ 29,700        $  4,700
                                               ========        ========
Net income  - general partners                 $    300        $    --
                                               ========        ========
Net income - limited partners                  $ 29,400        $  4,700
                                               ========        ========
Net income per limited partnership unit        $   0.15        $   0.02
                                               ========        ========

                          WINDSOR PARK PROPERTIES 3
                          -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                  1995           1994
                                                               ---------       --------
Cash flows from operating activities:
  Net income                                                   $ 29,700        $  4,700
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                26,800          35,100
    Equity in earnings of joint ventures                         (7,500)         (4,500)
    Joint ventures' cash distributions                            7,500           4,500

    Changes in operating assets and liabilities:
      Other assets                                                1,600          39,800
      Accounts payable                                           (7,400)          2,500
      Accrued liabilities                                        (1,700)        (24,500)
      Tenant deposits and other liabilities                      (4,800)         (1,700)
                                                               ---------       ---------
Net cash provided by operating activities                        44,200          55,900
                                                               ---------       ---------
Cash flows from investing activities:
  Joint ventures' cash distributions                             27,200          17,000
  Increase in property held for investment                      (16,200)        (20,500)
  Proceeds from sale of property held for investment                500
                                                               ---------       ---------
  Net cash provided by (used in) investing activities            11,500          (3,500)
                                                               ---------       ---------
Cash flows from financing activities:
  Cash distributions                                            (73,700)       (105,300)
  Repayment of note payable                                                     (10,000)
  Repurchase of limited partnership units                          (500)
                                                               ---------       ---------
Net cash used in financing activities                           (74,200)       (115,300)
                                                               ---------       ---------
Net decrease in cash and cash equivalents                       (18,500)        (62,900)

Cash and cash equivalents at beginning of period                260,000         434,400
                                                               ---------       ---------
Cash and cash equivalents at end of period                     $241,500        $371,500
                                                               =========       =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                                $     --        $  1,000
                                                               =========       =========

               See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1995 and the related statements of operations and of cash flows for the three months ended March 31, 1995 and 1994 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.


NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of undivided interests in two manufactured home communities. The combined condensed results of operations of these properties for the three months ended March 31, 1995 and 1994 follows:


                                  1995        1994
                                --------    --------

      Total revenues            $219,200    $195,900
                                --------    --------
      Expenses:
        Property operating       127,600     115,400
        Depreciation              65,200      63,000
                                --------    --------
                                 192,800     178,400
                                --------    --------
      Net income                $ 26,400    $ 17,500
                                ========    ========


NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1995 and 1994 was 200,262 and 200,845, respectively.


NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr. (Mr. Coseo is also the president, chief executive officer and the principal stockholder of The Windsor Corporation.)

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:


Operational Stage
- -----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent property management company. For management services, WAMI received 5 percent of gross property receipts. During the three months ended March 31, 1994 WAMI received fees of $13,000. WAMI received no fees during the three months ended March 31, 1995.

The net profits and losses of the Partnership during the operational stage are allocated 99 percent to the Limited Partners and 1 percent to the General Partners. Cash distributions from operations are allocated 95 percent to the Limited Partners and 5 percent to the General Partners.

The Partnership reimburses The Windsor Corporation and affiliates for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $21,100 and $22,200 for such costs during the three months ended March 31, 1995 and 1994, respectively.


Liquidation Stage
- -----------------

The General Partners receive 1 percent of the profits, losses, and cash distributions from the sale or financing of Partnership properties. This participation increases to 15 percent after the Limited Partners have received their original invested capital plus a 9 percent cumulative, non-compounded annual return.

During the three months ended March 31, 1995 and 1994, the General Partners received cash distributions of $3,700 and $5,300, respectively.


NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1995 and 1994 follows:

                                     1995                    1994
                            --------------------    --------------------
                                           Per                     Per
                             Amount       Unit       Amount       Unit
                            --------    --------    --------    --------

Net income
 - limited partners         $ 29,400    $   0.15    $  4,700    $   0.02
Return of capital             40,600        0.20      95,300        0.48
                            --------    --------    --------    --------
                            $ 70,000    $   0.35    $100,000    $   0.50
                            ========    ========    ========    ========

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
- ------------------------------

March 31, 1995 as compared to December 31, 1994
- -----------------------------------------------

The Partnership's primary source of cash during the three months ended March 31, 1995 was from the operations of its investment properties. The primary use of cash during the same period was for cash distributions to partners.

Partners' equity decreased from $3,473,100 at December 31, 1994 to $3,428,600 at March 31, 1995, as a result of $73,700 in cash distributions to partners and $500 of repurchased limited partnership units, offsetting $29,700 of net income.

The future sources of cash for the Partnership will be provided from property operations, cash reserves and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures and distributions to partners. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.


Results of Operations
- ---------------------

Three months ended March 31, 1995 as compared to three months ended
- -------------------------------------------------------------------
March 31, 1994
- --------------

The Partnership realized net income of $29,700 and $4,700 for the three months ended March 31, 1995 and 1994, respectively. Net income per limited partnership unit was $0.15 in 1995 compared to $0.02 in 1994.

Rent and utilities revenues remained essentially level at $245,700 in 1995 compared to $244,800 in 1994. The overall occupancy at the Partnership's four wholly-owned properties decreased slightly from 75% at March 31, 1994 to 73% at March 31, 1995. Offsetting the decrease in occupancy was a $5 per month rent increase implemented at Little Eagle effective January 1995.

Equity in earnings of joint ventures, which reflects the Partnership's share of net income of the Big Country Estates and Harmony Ranch manufactured home communities, was $7,500 and $4,500 for the three months ended March 31, 1995 and 1994, respectively. The increase in 1995 is due primarily to occupancy increases at both properties. Big Country increased occupancy from 72% at March 31, 1994 to 79% at March 31, 1995; while Harmony Ranch increased occupancy from 87% at March 31, 1994 to 93% at March 31, 1995. In addition, Harmony Ranch implemented an $8 per month rent raise effective October 1994.

Property operating costs decreased from $191,400 in 1994 to $176,300 in 1995, due mainly to lower repairs and maintenance expenses.

Depreciation and amortization expense decreased from $35,100 in 1994 to $26,800 in 1995. The decrease is due mainly to a $600,000 provision for estimated loss in value of The Pines manufactured home community recorded in September 1994. A portion of the provision was allocated to the depreciable basis of the property, thereby reducing future depreciation expense.

                                    PART II
                                    -------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)        Exhibits and Index of Exhibits

               (27)     Financial Data Schedule

    (b)        Reports on Form 8-K

               There were no reports on Form 8-K filed during the period covered by this Form 10-QSB.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             WINDSOR PARK PROPERTIES 3,
                          A California Limited Partnership
                          --------------------------------
                                    (Registrant)


                          By:  The Windsor Corporation, General Partner



                          By   /s/ John A. Coseo, Jr.
                              -----------------------
                              JOHN A. COSEO, JR.
                              Chief Financial Officer
                              (Principal Accounting Officer)


Date:  May 10, 1995