Form 10QSB
period 1995-06-30
WINDSOR PARK PROPERTIES 3
filed 1995-08-11
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


               For the quarterly period ended     June 30, 1995
                                              -------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



    For the transition period from _____________________ to _________________


          Commission file number   0-15699
                                 -------------------------------------


          WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            California                                     33-0115651
- ---------------------------------------------     ------------------------------
(State or other jurisdiction of incorporation             (IRS Employer
or organization)                                        Identification No.)



         120 W. Grand Avenue, Suite 202, Escondido, California  92025
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
             -----------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  ( )
     ---         ---

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                            Page
                                                                            ----

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 9


                                    PART II
                                    -------


Item 6.  Exhibits and Reports on Form 8-K                                    11

         SIGNATURE

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                            June 30, 1995
                                            --------------

ASSETS
- ------

Property held for investment:
  Land                                      $      920,000
  Buildings and improvements                     3,191,700
  Fixtures and equipment                            78,300
                                            --------------

                                                 4,190,000
Less accumulated depreciation                   (2,153,900)
                                            --------------

                                                 2,036,100

Investments in joint ventures                    1,228,100
Cash and cash equivalents                          231,000
Other assets                                        49,200
                                            --------------

                                            $    3,544,400
                                            ==============


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
 Accounts payable                           $       20,300
 Accrued liabilities                                52,400
 Tenant deposits and other liabilities              55,300
                                            --------------

                                                   128,000
                                            --------------

Partners' equity:
  Limited partners                               3,959,100
  General partners                                (542,700)
                                            --------------

                                                 3,416,400
                                            --------------

                                            $    3,544,400
                                         =================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                             Three Months Ended June 30,
                                             ---------------------------

                                                 1995          1994
                                             -----------   -----------
REVENUES
- --------

Rent and utilities                           $   251,600   $   246,300
Equity in earnings of joint ventures               7,000         3,700
Interest                                           3,000         2,300
Other                                              9,900        10,300
                                             -----------   -----------

                                                 271,500       262,600
                                             -----------   -----------

COSTS AND EXPENSES
- ------------------

Property operating costs                         153,200       156,100
Depreciation and amortization                     27,500        35,600
General and administrative:
  Related parties                                 15,800        18,800
  Other                                           13,000        16,200
                                             -----------   -----------

                                                 209,500       226,700
                                             -----------   -----------

Net income                                   $    62,000   $    35,900
                                             ===========   ===========

Net income  - general partners               $       600   $       400
                                             ===========   ===========

Net income - limited partners                $    61,400   $    35,500
                                             ===========   ===========

Net income per limited partnership unit      $      0.30   $      0.18
                                             ===========   ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                             Six Months Ended June 30,
                                             -------------------------

                                                 1995         1994
                                             ------------  -----------
REVENUES
- --------

Rent and utilities                           $   497,300   $   491,100
Equity in earnings of joint ventures              14,500         8,200
Interest                                           6,100         4,400
Other                                             20,900        25,200
                                             ------------  -----------

                                                 538,800       528,900
                                             ------------  -----------

COSTS AND EXPENSES
- ------------------

Property operating costs                         329,500       347,500
Depreciation and amortization                     54,300        70,700
General and administrative:
  Related parties                                 34,500        38,200
  Other                                           28,800        30,900
Interest                                                         1,000
                                             ------------  -----------

                                                 447,100       488,300
                                             ------------  -----------

Net income                                   $    91,700   $    40,600
                                             ===========   ===========

Net income  - general partners               $       900   $       400
                                             ===========   ===========

Net income - limited partners                $    90,800   $    40,200
                                             ===========   ===========

Net income per limited partnership unit      $      0.45   $      0.20
                                             ===========   ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)


                                                             Six Months Ended June 30,
                                                           -----------------------------
                                                               1995            1994
                                                           -------------   -------------
Cash flows from operating activities:
  Net income                                               $     91,700    $     40,600
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                54,300          70,700
    Equity in earnings of joint ventures                        (14,500)         (8,200)
    Joint ventures' cash distributions                           14,500           8,200

  Changes in operating assets and liabilities:
      Other assets                                               13,100          47,200
      Accounts payable                                          (15,300)            500
      Accrued liabilities                                           200         (22,200)
      Tenant deposits and other liabilities                      (6,800)         (3,200)
                                                           -------------   -------------

Net cash provided by operating activities                       137,200         133,600
                                                           -------------   -------------

Cash flows from investing activities:
  Increase in property held for investment                      (63,100)        (26,800)
  Proceeds from sale of property held for investment              1,000             400
  Joint ventures' cash distributions                             44,300          28,600
                                                           -------------   -------------

  Net cash (used in) provided by investing activities           (17,800)          2,200
                                                           -------------   -------------

Cash flows from financing activities:
  Cash distributions                                           (147,400)       (210,500)
  Repurchase of limited partnership units                        (1,000)        (12,700)
  Repayment of note payable                                                     (10,000)
                                                           -------------   -------------

Net cash used in financing activities                          (148,400)       (233,200)
                                                           -------------   -------------

Net decrease in cash and cash equivalents                       (29,000)        (97,400)

Cash and cash equivalents at beginning of period                260,000         434,400
                                                           -------------   -------------

Cash and cash equivalents at end of period                 $    231,000    $    337,000
                                                           =============   =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                            $         --    $      1,000
                                                           =============   =============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1995 and the related statements of operations for the three and six months ended June 30, 1995 and 1994 and the statements of cash flows for the six months ended June 30, 1995 and 1994 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of undivided interests in two manufactured home communities. The combined condensed results of operations of these properties for the six months ended June 30, 1995 and 1994 follows:

                               1995          1994
                           -----------   -----------

      Total revenues       $   441,700   $   395,000
                           -----------   -----------
      Expenses:
       Property operating      258,100       235,400
       Depreciation            130,600       127,300
                           -----------   -----------

                               388,700       362,700
                           -----------   -----------

      Net income           $    53,000   $    32,300
                           ===========   ===========


NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1995 was 200,228 and 200,245, respectively; and 200,506 and 200,675 for the three and six months ended June 30, 1994, respectively.

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

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
- -----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent property management company. For management services, WAMI received 5 percent of gross property receipts. During the three and six months ended June 30, 1994, WAMI received fees of $12,900 and $25,900, respectively. WAMI received no fees during the three and six months ended June 30, 1995.

The net profits and losses of the Partnership during the operational stage are allocated 99 percent to the Limited Partners and 1 percent to the General Partners. Cash distributions from operations during the operational stage are allocated 95 percent to the Limited Partners and 5 percent to the General Partners.

The Partnership reimburses The Windsor Corporation and affiliates for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $18,000 and $21,500 for such costs during the three months ended June 30, 1995 and 1994, respectively; and $39,100 and $43,700 during the six months ended June 30, 1995 and 1994, respectively.

Liquidation Stage
- -----------------

The General Partners receive 1 percent of profits, losses, and cash distributions from the sale or financing of Partnership properties. This participation increases to 15 percent after the Limited Partners have received their original invested capital plus a 9 percent cumulative, non-compounded annual return.

During the three months ended June 30, 1995 and 1994, the General Partners received cash distributions of $3,700 and $5,200, respectively; and $7,400 and $10,500 for the six months ended June 30, 1995 and 1994, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1995 and 1994 follows:

                                1995                      1994
                         ----------------------   -----------------------
                                          Per                      Per
                           Amount         Unit      Amount         Unit
                         -----------    -------   -----------    --------
Net income
 - limited partners       $   90,800    $  0.45    $   40,200    $   0.20
Return of capital             49,200       0.25       159,800        0.80
                          ----------    -------    ----------    --------

                          $  140,000    $  0.70    $  200,000    $   1.00
                          ==========    =======    ==========    ========

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
- ------------------------------

June 30, 1995 as compared to December 31, 1994
- ----------------------------------------------

The Partnership's primary source of cash during the six months ended June 30, 1995 was from the operations of its investment properties. The primary use of cash during the same period was for cash distributions to partners.

In May 1995, through a proxy vote of the limited partners, an amendment to the Agreement of Limited Partnership was approved permitting the financing of currently owned manufactured home communities and the reinvestment of financing proceeds into newly acquired manufactured home communities to be purchased with permanent mortgage financing. Overall Partnership mortgage financing will not exceed 55% of the value of existing and newly acquired properties.

The General Partners are currently evaluating financing proposals and new property acquisitions. It is currently anticipated that existing properties will be financed and new properties acquired before the end of 1995.

Partners' equity decreased from $3,473,100 at December 31, 1994 to $3,416,400 at June 30, 1995, as a result of $147,400 in cash distributions to partners and $1,000 for repurchased limited partnership units, offsetting $91,700 in net income.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, possibly mortgage financing, and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, distributions to partners and possibly debt service and the acquisition of additional investment properties. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

Results of Operations
- ---------------------

Three months ended June 30, 1995 as compared to three months ended June 30, 1994
- --------------------------------------------------------------------------------

The Partnership realized net income of $62,000 and $35,900 for the three months ended June 30, 1995 and 1994, respectively. Net income per limited partnership unit was $0.30 in 1995 compared to $0.18 in 1994.

Rent and utilities revenues increased from $246,300 in 1994 to $251,600 in 1995. The overall occupancy at the Partnership's four wholly-owned properties increased from 70% at June 30, 1994 to 78% at June 30, 1995. Also, $5 per month rent increases were implemented at Little Eagle and Shady Hills effective January 1995 and May 1995, respectively.

Equity in earnings of joint ventures, which reflects the Partnership's share of net income of the Big Country Estates and Harmony Ranch manufactured home communities, was $7,000 and $3,700 for the three months ended June 30, 1995 and 1994, respectively. The increase in 1995 is due primarily to occupancy increases at both properties. Big Country increased occupancy from 69% at June 30,

1994 to 81% at June 30, 1995; while Harmony Ranch increased occupancy from 84% at June 30, 1994 to 93% at June 30, 1995. In addition, Harmony Ranch implemented an $8 per month rent raise effective October 1994.

Depreciation and amortization expense decreased from $35,600 in 1994 to $27,500 in 1995. The decrease is due mainly to a $600,000 provision for estimated loss in value of The Pines manufactured home community recorded in September 1994. A portion of the provision was allocated to the depreciable basis of the property, thereby reducing future depreciation expense.

Six months ended June 30, 1995 as compared to six months ended June 30, 1994
- ----------------------------------------------------------------------------

The Partnership realized net income of $91,700 and $40,600 for the six months ended June 30, 1995 and 1994, respectively. Net income per limited partnership unit was $0.45 in 1995 compared to $0.20 in 1994.

Rent and utilities revenues increased from $491,100 in 1994 to $497,300 in 1995 due to occupancy increases and rent raises discussed previously.

Equity in earnings of joint ventures, which reflects the Partnership's share of net income of the Big Country Estates and Harmony Ranch manufactured home communities was $14,500 and $8,200 for the six months ended June 30, 1995 and 1994, respectively. The reasons for the increase were previously discussed.

Property operating costs decreased from $347,500 in 1994 to $329,500 in 1995, due mainly to lower utilities and repairs and maintenance expenses.

Depreciation and amortization expense decreased from $70,700 in 1994 to $54,300 in 1995 for the reason discussed previously.

                                    PART II
                                    -------



Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

   (a)  Exhibits and Index of Exhibits

        (27) Financial Data Schedule

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed during the period covered by this Form 10-QSB.

                                   SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  WINDSOR PARK PROPERTIES 3,
                                  A California Limited Partnership
                                  --------------------------------
                                            (Registrant)


                                  By:  The Windsor Corporation, General Partner



                                  By  /s/ John A. Coseo, Jr.
                                     -------------------------------------------
                                      JOHN A. COSEO, JR.
                                      Chief Financial Officer
                                      (Principal Accounting Officer)


Date:  August 10, 1995