Form 10QSB
period 1995-09-30
WINDSOR PARK PROPERTIES 3
filed 1995-11-13
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     September 30, 1995
                                    ------------------------------


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from ___________________ to _____________________


      Commission file number   0-15699
                             -----------------------------------------------


          WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
     ------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)



           California                                     33-0115651
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)



         120 W. Grand Avenue, Suite 202, Escondido, California  92025
      ------------------------------------------------------------------
                    (Address of principal executive offices)


                                (619) 746-2411
          ----------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  (  )
     ---         ----

                               TABLE OF CONTENTS

                                     PART I
                                     ------


                                                                            Page
                                                                            ----

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10


                                    PART II
                                    -------


Item 6.  Exhibits and Reports on Form 8-K                                    12


         SIGNATURE

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                                        September 30, 1995
                                                        -------------------
ASSETS
------

Property held for investment:
  Land                                                  $          920,000
  Buildings and improvements                                     3,207,300
  Fixtures and equipment                                            82,400
                                                        -------------------

                                                                 4,209,700
Less accumulated depreciation                                   (2,180,300)
                                                        -------------------

                                                                 2,029,400

Investments in joint ventures                                      959,700
Cash and cash equivalents                                          475,100
Other assets                                                        63,800
                                                        -------------------

                                                        $        3,528,000
                                                        ===================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
 Accounts payable                                       $           25,200
 Accrued liabilities                                                74,000
 Tenant deposits and other liabilities                              51,300
                                                        -------------------

                                                                   150,500
                                                        -------------------


Partners' equity:
  Limited partners                                               3,923,400
  General partners                                                (545,900)
                                                        -------------------

                                                                 3,377,500
                                                        -------------------

                                                        $        3,528,000
                                                        ===================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                            Three Months Ended September 30,
                                          ------------------------------------
                                                 1995              1994
                                          ----------------- ------------------
REVENUES
--------

Rent and utilities                         $      257,600     $      246,800
Equity in earnings of joint ventures               13,300              2,900
Interest                                            3,100              2,800
Other                                               7,900             18,600
                                          ----------------- ------------------

                                                  281,900            271,100
                                          ----------------- ------------------

COSTS AND EXPENSES
------------------

Property operating costs                          187,400            165,100
Depreciation and amortization                      28,400             35,500
General and administrative:
  Related parties                                  15,700             17,800
  Other                                            11,600              9,900
Provision for estimated loss in value of
 property held for investment                                        600,000
                                          ----------------- ------------------

                                                  243,100            828,300
                                          ----------------- ------------------

Net income (loss)                          $       38,800     $     (557,200)
                                          ================= ==================

Net income (loss) - general partners       $          400     $       (5,600)
                                          ================= ==================

Net income (loss) - limited partners       $       38,400     $     (551,600)
                                          ================= ==================

Net income (loss) per limited partnership
 unit                                      $         0.20     $        (2.75)
                                          ================= ==================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                             Nine Months Ended September 30,
                                          ------------------------------------

                                                 1995              1994
                                          ----------------- ------------------
REVENUES
--------

Rent and utilities                         $     754,900     $      737,900
Equity in earnings of joint ventures              27,800             11,100
Interest                                           9,200              7,200
Other                                             28,800             43,800
                                          ----------------- ------------------

                                                 820,700            800,000
                                          ----------------- ------------------

COSTS AND EXPENSES
------------------

Property operating costs                         516,900            512,600
Depreciation and amortization                     82,700            106,200
General and administrative:
  Related parties                                 50,200             56,000
  Other                                           40,400             40,800
Interest                                                              1,000
Provision for estimated loss in value of
 property held for investment                                       600,000
                                          ----------------- ------------------

                                                 690,200          1,316,600
                                          ----------------- ------------------

Net income (loss)                          $     130,500     $     (516,600)
                                          ================= ==================

Net income (loss) - general partners       $       1,300     $       (5,200)
                                          ================= ==================

Net income (loss) - limited partners       $     129,200     $     (511,400)
                                          ================= ==================

Net income (loss) per limited partnership
 unit                                      $        0.65     $        (2.55)
                                          ================= ==================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                              Nine Months Ended September 30,
                                              --------------------------------
                                                     1995             1994
                                              ---------------- ---------------
Cash flows from operating activities:
 Net income (loss)                             $      130,500   $    (516,600)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Depreciation and amortization                       82,700         106,200
   Equity in earnings of joint ventures               (27,800)        (11,100)
   Joint ventures' cash distributions                  27,800          11,100
   Loss on sale of property held for investment           300             900
   Provision for estimated loss in value of
    property held for investment                                      600,000



  Changes in operating assets and liabilities:
   Other assets                                           200          56,600
   Accounts payable                                   (13,400)          9,300
   Accrued liabilities                                 21,800         (11,500)
   Tenant deposits and other liabilities               (8,000)        (10,000)
                                              ---------------- ---------------

Net cash provided by operating activities             214,100         234,900
                                              ---------------- ---------------
Cash flows from investing activities:
 Increase in property held for investment             (86,700)        (36,300)
 Proceeds from sale of property held for
  investment                                            1,100             400
 Joint ventures' cash distributions                   312,700          47,900
                                              ---------------- ---------------

Net cash provided by investing activities             227,100          12,000
                                              ---------------- ---------------
Cash flows from financing activities:
 Cash distributions                                  (221,000)       (315,800)
 Repurchase of limited partnership units               (5,100)        (12,700)
 Repayment of note payable                                            (10,000)
                                              ---------------- ---------------

Net cash used in financing activities                (226,100)       (338,500)
                                              ---------------- ---------------

Net increase (decrease) in cash and cash
 equivalents                                          215,100         (91,600)
Cash and cash equivalents at beginning of
 period                                               260,000         434,400
                                              ---------------- ---------------

Cash and cash equivalents at end of period     $      475,100   $     342,800
                                              ================ ===============

Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
   Interest (none capitalized)                 $           --   $       1,000
                                              ================ ===============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1995 and the related statements of operations for the three and nine months ended September 30, 1995 and 1994 and the statements of cash flows for the nine months ended September 30, 1995 and 1994 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of undivided interests in two manufactured home communities. The combined condensed results of operations of these properties for the nine months ended September 30, 1995 and 1994 follows:

                                          1995            1994
                                    --------------  --------------
  Total revenues                    $    687,500    $    610,300
                                    --------------  --------------
  Expenses:
   Property operating                    380,000         367,000
   Depreciation                          201,200         191,500
   Interest                               14,600           9,800
                                    --------------  --------------

                                         595,800         568,300
                                    --------------  --------------

  Net income                        $     91,700    $     42,000
                                    ==============  ==============

On September 15, 1995, the Partnership and Windsor Park Properties 4, an affiliated limited partnership, obtained a $1,200,000 loan collateralized by the Harmony Ranch manufactured home community, a jointly owned property. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.87% at September 30, 1995), and is due in September 2002. The Partnership is contingently liable for the full amount of the loan.

NOTE 3.  NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
         ----------------------------------------------

Net income (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1995 was 200,167 and 200,218, respectively; and 200,295 and 200,547 for the three and nine months ended September 30, 1994, respectively.

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

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
-----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent property management company. For management services, WAMI received 5 percent of gross property receipts. During the three and nine months ended September 30, 1994, WAMI received fees of $13,000 and $38,900, respectively. WAMI received no fees during the three and nine months ended September 30, 1995.

The net profits and losses of the Partnership during the operational stage are allocated 99 percent to the Limited Partners and 1 percent to the General Partners. Cash distributions from operations are allocated 95 percent to the Limited Partners and 5 percent to the General Partners.

The Partnership reimburses The Windsor Corporation and affiliates for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $18,200 and $20,200 for such costs during the three months ended September 30, 1995 and 1994, respectively; and $57,300 and $63,900 during the nine months ended September 30, 1995 and 1994, respectively.

Liquidation Stage
-----------------

The General Partners receive 1 percent of profits, losses, and cash distributions from the sale or financing of Partnership properties. This participation increases to 15 percent after the Limited Partners have received their original invested capital plus a 9 percent cumulative, non-compounded annual return.

During the three months ended September 30, 1995 and 1994, the General Partners received cash distributions of $3,600 and $5,300, respectively; and $11,000 and $15,800 for the nine months ended September 30, 1995 and 1994, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1995 and 1994 follows:

                                1995                         1994
                     ---------------------------  ---------------------------

                                            Per                          Per
                            Amount         Unit          Amount         Unit
                            ------         ----          ------         ----
Net income
 - limited partners   $    129,200     $   0.65    $               $
Return of capital           80,800         0.40         300,000         1.50
                     --------------  -----------  --------------  -----------

                      $    210,000     $   1.05    $    300,000    $    1.50
                     ==============  ===========  ==============  ===========

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

September 30, 1995 as compared to December 31, 1994
---------------------------------------------------

The Partnership's primary source of cash during the nine months ended September 30, 1995 was from the operations of its investment properties. The primary use of cash during the same period was for cash distributions to partners.

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

The General Partners are currently evaluating financing proposals and new property acquisitions. It is currently anticipated that existing properties will be financed and new properties acquired by early 1996.

Partners' equity decreased from $3,473,100 at December 31, 1994 to $3,377,500 at September 30, 1995, as a result of $221,000 in cash distributions to partners and $5,100 for repurchased limited partnership units, offsetting $130,500 in net income.

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

Results of Operations
---------------------

Three months ended September 30, 1995 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1994
------------------

The Partnership realized net income of $38,800 ($0.20 per limited partnership unit) for the three months ended September 30, 1995 and incurred a net loss of $557,200 ($2.75 per limited partnership unit) for the three months ended September 30, 1994.

Rent and utilities revenues increased from $246,800 in 1994 to $257,600 in 1995. The overall occupancy at the Partnership's four wholly-owned properties increased from 72% at September 30, 1994 to 78% at September 30, 1995. Also, $5 per month rent increases were implemented at Little Eagle and Shady Hills effective January 1995 and May 1995, respectively.

Equity in earnings of joint ventures, which reflects the Partnership's share of the net income of Big Country Estates and Harmony Ranch manufactured home communities, was $13,300 and $2,900 for the three months ended September 30, 1995 and 1994, respectively. The increase in 1995 is due primarily to an increase in overall occupancy for both properties - from 84% at September 30, 1994 to 89% at September 30, 1995. In addition, Harmony Ranch implemented an $8 per month rent raise effective October 1994.

Property operating costs increased from $165,100 in 1994 to $187,400 in 1995 due mainly to higher utilities and repairs and maintenance expenses.

In September 1994, the Partnership provided $600,000 for an estimated loss in value of The Pines manufactured home community. The provision was made after a management review of the property and local market indicated that an impairment in the value of the property had occurred. The provision was measured as the difference between the carrying value of the property and its estimated future undiscounted cash flows. Factors considered and judgements made in estimating future cash flows included current and future occupancy rates, future rent raises, changes in operating expenses, the forecasted holding period and the estimated property selling price.

Depreciation and amortization expense decreased from $35,500 in 1994 to $28,400 in 1995. The decrease is due mainly to the $600,000 provision for estimated loss in value of The Pines manufactured home community recorded in September 1994. A portion of the provision was allocated to the depreciable basis of the property, thereby reducing future depreciation expense.

Nine months ended September 30, 1995 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1994
--------

The Partnership realized net income of $130,500 ($0.65 per limited partnership unit) for the nine months ended September 30, 1995 and incurred a net loss of $516,600 ($2.55 per limited partnership unit) for the nine months ended September 30, 1994.

Rent and utilities revenues increased from $737,900 in 1994 to $754,900 in 1995 due to occupancy increases and rent raises discussed previously.

Equity in earnings of joint ventures, which reflects the Partnership's share of the net income of Big Country Estates and Harmony Ranch manufactured home communities was $27,800 and $11,100 for the nine months ended September 30, 1995 and 1994, respectively. The reasons for the increase were previously discussed.

Property operating costs increased from $512,600 in 1994 to $516,900 in 1995, due mainly to higher wages and repairs and maintenance expenses.

In September 1994, the Partnership provided $600,000 for an estimated loss in value of The Pines manufactured home community, as discussed previously.

Depreciation and amortization expense decreased from $106,200 in 1994 to $82,700 in 1995 for the reason discussed previously.

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


                                 WINDSOR PARK PROPERTIES 3,
                                 A California Limited Partnership
                                 ---------------------------------
                                           (Registrant)


                                 By:  The Windsor Corporation, General Partner



                                 By  /s/John A. Coseo, Jr.
                                    ------------------------------------------
                                    JOHN A. COSEO, JR.
                                    Chief Financial Officer
                                    (Principal Accounting Officer)


Date:  November 6, 1995