Form 10KSB
period 1995-12-31
WINDSOR PARK PROPERTIES 3
filed 1996-04-01
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1995

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ................to...............

Commission file number 0-15699

          WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
     --------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

       California                                       33-0115651
- --------------------------------           ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

       120 W. Grand Avenue, Suite 202, Escondido, California    92025
    ----------------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)

Issuer's telephone number:  (619) 746-2411

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Units of Limited Partnership Interest
- -------------------------------------
         (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year:  $1,090,900

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

                                 TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                                     Page
                                                                                    -----
Item 1.      Description of Business                                                   3

Item 2.      Description of Properties                                                 5

Item 3.      Legal Proceedings                                                         6

Item 4.      Submission of Matters to a Vote of Security Holders                       6

                                    PART II
                                    -------

Item 5.      Market for the Partnership's Units and Related Security Holder Matters    7

Item 6.      Management's Discussion and Analysis                                      7

Item 7.      Financial Statements                                                      9

Item 8.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                                 21

                                    PART III
                                    --------

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of The Exchange Act                        21

Item 10.     Executive Compensation                                                   22

Item 11.     Security Ownership of Certain Beneficial Owners and Management           22

Item 12.     Certain Relationships and Related Transactions                           22

Item 13.     Exhibits and Reports on Form 8-K                                         23

             SIGNATURES                                                               24

                                     PART I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Business Development
- --------------------

Windsor Park Properties 3, a California Limited Partnership (the Partnership), was formed on August 7, 1985 pursuant to the provisions of the California Uniform Limited Partnership Act. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president and principal stockholder of The Windsor Corporation. The Partnership term is set to expire on December 31, 1999; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

The Partnership was organized to acquire and hold existing manufactured home communities for investment. Its principal investment objectives are to provide to its Limited Partners: (i) distributions of cash from operations, (ii) preservation, protection and eventual return of the Limited Partners' investment, and (iii) realization of appreciation in the value of the properties acquired.

The Partnership was funded through a public offering of 200,000 limited
partnership units (Units).   All Units were sold for gross proceeds aggregating
$20,000,000. In addition, the General Partners initially purchased 1,000 Units for $100,000. The offering commenced on October 15, 1985 and terminated on September 24, 1986. The net proceeds from the offering were expended for the acquisition of undivided interests in 10 fully-developed properties located in Oregon, Florida, Indiana, Idaho, South Carolina, Iowa, Tennessee, and Wyoming. The Partnership paid all cash for these properties.

In August 1993, the Partnership sold its interests in four manufactured home communities for net proceeds of $11,806,300. The Partnership realized an accounting gain on sale of $4,818,100.

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

Subsequent to the approval of the financing and reinvestment proposal discussed above, the Partnership obtained two loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase an additional manufactured home community. The remaining consideration was paid from the proceeds of permanent mortgage financing placed on the acquired community.

In September 1995, the Partnership and an affiliated limited partnership jointly obtained a $1,200,000 loan collateralized by the Harmony Ranch manufactured home community, a jointly owned property. The Partnership's share of this loan is $300,000. In January 1996, the Partnership obtained a $1,800,000 loan collateralized by the Pondarosa, Little Eagle and Shady Hills manufactured home communities.

In January 1996, the Partnership purchased the Trailmont manufactured home community located in Nashville, Tennessee. The Partnership's total cost of the property was $2,114,500. The Partnership obtained a $1,050,000 loan, collateralized by the community, in connection with the purchase.

The Partnership owns interests in the following manufactured home communities at February 28, 1996:

                                            Date
Name of Property         Ownership %      Acquired               Location
- -------------------      -----------  ---------------   --------------------------
Pondarosa                    100%     March 1986        Indianapolis, Indiana
Little Eagle                 100%     March 1986        Indianapolis, Indiana
The Pines                    100%     August 1986       Charleston, South Carolina
Shady Hills                  100%     September 1986    Nashville, Tennessee
Harmony Ranch                 25%     December 1986     Thonotosassa, Florida
Big Country Estates           40%     December 1986     Cheyenne, Wyoming
Trailmont                    100%     January 1996      Nashville, Tennessee

No further property financings are planned by the General Partners. A 70 space expansion of the Trailmont community is under consideration. Should this expansion not prove feasible, the General Partners may consider the acquisition of an interest in one additional manufactured home community.

The overall occupancy at the six Partnership's properties owned at December 31, 1995 was 82%. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy. There are no current plans to dispose of any of the properties.

Business of Issuer
- ------------------

The Partnership is currently in the business of managing, holding for investment, and eventually selling the existing manufactured home communities. Competitors of the Partnership include other public and private limited partnerships, individuals, corporations, and other entities engaged in real estate investment activities. Competition for such properties varies with changes in the supply or demand for similar or competing properties in a given area, changes in interest rates and the availability of mortgage funds, and changes in tax, real estate, environmental, and zoning laws.

Partnership profitability depends in part on maximizing occupancy and rental rates in its manufactured home communities. Rents and occupancy rates are affected by both changes in general economic conditions and changes in local conditions such as levels of employment, supply of other comparable units or competitive housing alternatives, zoning laws, and the availability and cost of energy and transportation.

All of the Partnership's properties are located in or near urban areas. Accordingly, they compete for rentals not only with other manufactured home communities, but with apartments and any other form of low cost housing that might exist.

The Partnership's profitability also depends on the minimization of both property and partnership administration expenses. Expenses are affected by changes in general economic trends and changes in local conditions, such as prevailing wages, utility rates, insurance costs, and real estate taxation practices.

The Partnership has no employees. Partnership administrative services are provided by The Windsor Corporation, which is reimbursed for costs incurred on behalf of the Partnership. An independent property management company employs all of the properties' on-site personnel and is reimbursed by the Partnership for all such costs.

Item 2.     DESCRIPTION OF PROPERTIES
            -------------------------

The Partnership owns interests in seven properties. The Partnership operates the properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All properties are encumbered, except for The Pines and Big Country. It is the General Partners' opinion that the properties are in good condition and are adequately insured.

                                                        Little
                                     Pondarosa          Eagle           The Pines      Shady Hills
                                   -------------    -------------    --------------    -----------
                                   Indianapolis,    Indianapolis,      Charleston,      Nashville,
Location                              Indiana          Indiana       South Carolina     Tennessee
- --------------------------------------------------------------------------------------------------
Percentage of
 Ownership                                   100%             100%              100%           100%
Date Acquired                               3/86             3/86              8/86           9/86
Acreage                                       18               22                24             25
Number of Spaces                             148               95               204            251
Monthly Rents (1)                     $      202         $    183        $      124     $      142
Occupancy Level:
  February 28, 1996                           94%              95%               53%            74%
Real Estate Taxes                     $   13,800         $ 11,900        $    8,500     $   23,700
Federal Tax Basis (3)                 $  863,400         $588,900        $1,181,800     $2,101,200
Mortgage Information:
  Balance payable                     $1,800,000               (2)               --             (2)
  Interest rate                             8.64%              (2)               --             (2)
  Amortization period                         --               (2)               --             (2)
  Maturity date                             1/03               (2)               --             (2)
  Balance due at
   maturity                           $1,800,000               (2)               --             (2)

         -------------------------

                                                       Big
                                      Harmony        Country
                                       Ranch         Estates      Trailmont
                                   -------------    ---------    ----------
                                   Thonotosassa,    Cheyenne,    Nashville,
Location                              Florida        Wyoming     Tennessee
- ---------------------------------------------------------------------------
Percentage of
 Ownership                                    25%          40%          100%
Date Acquired                              12/86        12/86          1/96
Acreage                                       29           28            30
Number of Spaces                             192          255           131
Monthly Rents (1)                     $      217     $    179    $      180
Occupancy Level:
  February 28, 1996                           92%          88%          100%
Real Estate Taxes                     $   38,000     $ 12,000    $    9,800
Federal Tax Basis (3)                 $  487,200     $893,900    $2,114,500
Mortgage Information:
  Balance payable                     $1,200,000           --    $1,050,000
  Interest rate                             8.64%          --          8.41%
  Amortization period                         --           --            --
  Maturity date                             9/02           --          1/03
  Balance due at
   maturity                           $1,200,000           --    $1,050,000

(1)  Average rental rates in effect on February 28, 1996.
(2)  Same mortgage note payable as Pondarosa.
(3) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 3 to 40 years.


Item 3.  LEGAL PROCEEDINGS
         -----------------

There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Partnership is a party or of which any of its properties is the subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

There were no matters submitted to security holders for a vote during the fourth quarter of the fiscal year covered by this report.

                                    PART II
                                    -------


Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
         -----------------------------------------------------------------------

A public market for the Partnership's units does not exist and is not likely to develop. As of February 28, 1996, there were approximately 3,100 persons holding an aggregate of 197,733 Units.

Cash distributions paid to the limited partners since December 31, 1993 are as follows:

                                 Per $1,000
                                 Originally
Date Paid          Amount (1)   Invested (2)
- -------------      ----------   ------------
February 1996       $140,000          $6.96

August 1995         $ 70,000          $3.48
May 1995            $ 70,000          $3.48
February 1995       $ 70,000          $3.48

November 1994       $100,000          $4.98
August 1994         $100,000          $4.98
May 1994            $100,000          $4.98
February 1994       $100,000          $4.98

(1)  Amounts exclude General Partner participation.
(2)  Computed based on $20,100,000 original investment.

Cash distributions paid to the General Partners since December 31, 1993 were $32,100. The General Partners expect that the Partnership will make cash distributions on a semi-annual basis in the future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

a)  Liquidity and Capital Resources
    -------------------------------

The Partnership's primary sources of cash during the years ended December 31, 1995 and 1994 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners and property operations.

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

Subsequent to the approval of the financing and reinvestment proposal discussed above, the Partnership obtained two loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase an additional manufactured home community. The remaining consideration was paid from the proceeds of permanent mortgage financing placed on the acquired community.

In September 1995, the Partnership and an affiliated limited partnership jointly obtained a $1,200,000 loan collateralized by the Harmony Ranch manufactured home community, a jointly owned property. The Partnership's share of this loan is $300,000. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.64% at December 31, 1995) and is due in September 2002. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan.

In January 1996, the Partnership obtained a $1,800,000 loan collateralized by the Pondarosa, Little Eagle and Shady Hills manufactured home communities. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.64% at December 31, 1995) and is due in January 2003.

In January 1996, the Partnership purchased the Trailmont manufactured home community located in Nashville, Tennessee. The Partnership's total cost of the property was $2,114,500. In connection with the purchase, the Partnership obtained a $1,050,000 loan, collateralized by the community. The loan, which is due in January 2003, bears interest at a fixed rate of 8.41% and is payable in monthly interest only installments.

The Partnership owns interests in the following manufactured home communities at February 28, 1996:

                                            Date
Name of Property         Ownership %      Acquired               Location
- -------------------      -----------   --------------   --------------------------
Pondarosa                       100%   March 1986       Indianapolis, Indiana
Little Eagle                    100%   March 1986       Indianapolis, Indiana
The Pines                       100%   August 1986      Charleston, South Carolina
Shady Hills                     100%   September 1986   Nashville, Tennessee
Harmony Ranch                    25%   December 1986    Thonotosassa, Florida
Big Country Estates              40%   December 1986    Cheyenne, Wyoming
Trailmont                       100%   January 1996     Nashville, Tennessee

No further property financings are planned by the General Partners. Subsequent to the Trailmont acquisition in January 1996, the Partnership is holding approximately $1 million of excess loan proceeds. The General Partners intend to use these funds for a 70 space expansion of the Trailmont community, which is currently under consideration, and for replenishing Partnership reserves.
Should the expansion of Trailmont not prove feasible, the General Partners may consider the acquisition of an interest in one additional manufactured home community.

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

b)  Results of Operations
    ---------------------

The Partnership realized net income of $176,100 ($0.87 per limited partnership unit) for the year ended December 31, 1995 compared to a net loss of $464,500 ($2.29 per limited partnership unit) for the year ended December 31, 1994.

Rent and utilities revenues increased from $982,800 in 1994 to $1,007,300 in 1995. The overall occupancy of the Partnership's four wholly-owned properties increased from 72% at December 31, 1994 to 76% at December 31, 1995. Rent increases implemented include $5 per month at Little Eagle effective January 1995 and $5 per month at Shady Hills effective May 1995.

Equity in earnings of joint ventures, which reflects the Partnership's share of the net income of the Big Country Estates and Harmony Ranch manufactured home communities was $29,900 and $17,400 for the years ended December 31, 1995 and 1994, respectively. The overall occupancy of the two joint venture properties increased from 82% at December 31, 1994 to 89% at December 31, 1995. In addition, rent increases of $10 and $8 per month were implemented at Harmony Ranch in October 1995 and October 1994, respectively.

Interest income increased from $10,500 in 1994 to $15,300 in 1995 due mainly to higher cash balances maintained by the Partnership.

Property operating expenses increased slightly from $672,400 in 1994 to $684,200 in 1995. The increase is due mainly to higher repairs and maintenance, and wage costs.

In September 1994, the Partnership provided $600,000 for a loss in value of The Pines manufactured home community. The provision was made after a management review of the property and the local market indicated that an impairment in the value of the property had occurred. The provision was measured as the difference between the carrying value of the property and its estimated future undiscounted cash flow. Factors considered and judgements made in estimating future cash flow included current and expected future occupancy rates, future rent raises, changes in operating expenses, the forecasted holding period and the estimated property selling price.

Depreciation and amortization expense decreased from $133,400 in 1994 to $111,600 in 1995. The decrease is due mainly to the $600,000 provision for estimated loss in value of The Pines community recorded in September 1994, as discussed previously. A portion of the provision was recorded as a reduction to the depreciable basis of the property, thereby reducing future depreciation expense.

General and administrative expense decreased slightly from $124,300 in 1994 to $119,000 in 1995.

Item 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements are filed as a part of this report:

                                                                Page
                                                                ----
Independent Auditors' Report                                     10

Balance Sheet at December 31, 1995                               11

Statements of Operations for the years ended
  December 31, 1995 and 1994                                     12

Statements of Partners' Equity for the years ended
  December 31, 1995 and 1994                                     13

Statements of Cash Flows for the years ended
  December 31, 1995 and 1994                                     14

Notes to Financial Statements                                    15


INDEPENDENT AUDITORS' REPORT



The Partners
Windsor Park Properties 3
(A California Limited Partnership)
Escondido, California



We have audited the accompanying balance sheet of Windsor Park Properties 3 as of December 31, 1995 and the related statements of operations, partners' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Windsor Park Properties 3 as of December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Costa Mesa, California
March 1, 1996

                   WINDSOR PARK PROPERTIES 3
                   -------------------------
               (A California Limited Partnership)
                         BALANCE SHEET
                         -------------

                                             December 31, 1995
                                           --------------------
ASSETS
- ------
Property held for investment, net              $      2,010,000
Investments in joint ventures                           937,500
Cash and cash equivalents                               502,700
Other assets                                            134,500
                                           --------------------

                                               $      3,584,700
                                           ====================


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
   Accounts payable                            $         48,300
   Accrued expenses                                      82,100
   Tenant deposits and other liabilities                 45,500
                                           --------------------

                                                        175,900
                                           --------------------

Partners' equity:
   Limited partners                                   3,954,200
   General partners                                    (545,400)
                                           --------------------

                                                      3,408,800
                                           --------------------

                                               $      3,584,700
                                           ====================

                See accompanying notes to financial statements.

                              WINDSOR PARK PROPERTIES 3
                              -------------------------
                         (A California Limited Partnership)
                              STATEMENTS OF OPERATIONS
                              ------------------------

                                                    For the Year Ended December 31,
                                                    --------------------------------
                                                           1995             1994
                                                    ----------------   --------------
REVENUES
- --------
Rent and utilities                                     $   1,007,300   $     982,800
Equity in earnings of joint ventures                          29,900          17,400
Interest                                                      15,300          10,500
Other                                                         38,400          55,900
                                                    ----------------   -------------

                                                           1,090,900       1,066,600
                                                    ----------------   -------------
COSTS AND EXPENSES
- ------------------
Property operating                                           684,200         672,400
Depreciation and amortization                                111,600         133,400
General and administrative:
  Related parties                                             70,200          75,800
  Other                                                       48,800          48,500
Interest                                                                       1,000
Provision for estimated loss in value of property
  held for investment                                                        600,000
                                                    ----------------   -------------
                                                             914,800       1,531,100
                                                    ----------------   -------------
Net income (loss)                                      $     176,100   $    (464,500)
                                                    ================   =============
Net income (loss) - general partners                   $       1,800   $      (4,600)
                                                    ================   =============
Net income (loss) - limited partners                   $     174,300   $    (459,900)
                                                    ================   =============
Net income (loss) per limited partnership unit         $        0.87   $       (2.29)
                                                    ================   =============

                See accompanying notes to financial statements.

                                    WINDSOR PARK PROPERTIES 3
                                    -------------------------
                                (A California Limited Partnership)
                                  STATEMENTS OF PARTNERS' EQUITY
                                  ------------------------------
                          FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                          ----------------------------------------------

                                            General Partners    Limited Partners       Total
                                         --------------------   -----------------   -------------
Balance at January 1, 1994                   $      (510,500)    $     4,882,400    $   4,371,900

Cash distributions                                   (21,100)           (400,000)        (421,100)

Net loss                                              (4,600)           (459,900)        (464,500)

Repurchase of limited
 partnership units                                                       (13,200)         (13,200)
                                         --------------------   -----------------   -------------

Balance at December 31, 1994                        (536,200)          4,009,300        3,473,100

Cash distributions                                   (11,000)           (210,000)        (221,000)

Net income                                             1,800             174,300          176,100

Repurchase of limited
 partnership units                                                       (19,400)         (19,400)
                                         --------------------   -----------------   -------------
Balance at December 31, 1995                 $      (545,400)    $     3,954,200    $   3,408,800
                                         ====================   =================   =============

                See accompanying notes to financial statements.

                                 WINDSOR PARK PROPERTIES 3
                                 -------------------------
                             (A California Limited Partnership)
                                  STATEMENTS OF CASH FLOWS
                                  ------------------------

                                                           For The Year Ended December 31,
                                                           --------------------------------
                                                                   1995            1994
                                                           ----------------    ------------
Cash flows from operating activities:
  Net income (loss)                                           $     176,100    $   (464,500)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                   111,600         133,400
    Equity in earnings of joint ventures                            (29,900)        (17,400)
    Joint ventures' cash distributions                               29,900          17,400
    Gain on sale of property held for
      investment and other assets                                      (400)           (800)
    Provision for estimated loss in value of property
      held for investment                                                           600,000
  Changes in operating assets and liabilities:
    Other assets                                                    (72,700)         46,400
    Accounts payable                                                  9,700          18,200
    Accrued expenses                                                 29,900         (35,200)
    Tenant deposits and other liabilities                           (11,600)        (20,800)
                                                           ----------------    ------------
Net cash provided by operating activities                           242,600         276,700
                                                           ----------------    ------------
Cash flows from investing activities:
  Joint ventures' cash distributions                                334,900          47,400
  Increase in property held for investment                          (98,300)        (59,800)
  Proceeds from sale of property held for
    investment and other assets                                       3,900           5,600
                                                           ----------------    ------------
Net cash provided by (used in) investing activities                 240,500          (6,800)
                                                           ----------------    ------------
Cash flows from financing activities:
  Cash distributions                                               (221,000)       (421,100)
  Repurchase of limited partnership units                           (19,400)        (13,200)
  Repayment of note payable                                                         (10,000)
                                                           ----------------    ------------
Net cash used in financing activities                              (240,400)       (444,300)
                                                           ----------------    ------------
Net increase (decrease) in cash and cash equivalents                242,700        (174,400)

Cash and cash equivalents at beginning of year                      260,000         434,400
                                                           ----------------    ------------
Cash and cash equivalents at end of year                      $     502,700    $    260,000
                                                           ================    ============
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest (none capitalized)                              $          --    $      1,000
                                                           ================    ============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------
The Partnership
- ---------------

Windsor Park Properties 3, A California Limited Partnership (the Partnership), was formed on August 7, 1985 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president and principal stockholder of The Windsor Corporation.

The Partnership was funded through a public offering of 200,000 limited partnership units at $100 per unit which commenced on October 15, 1985, and terminated on September 24, 1986. The Partnership term is set to expire on December 31, 1999; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the limited partners.

The following is a summary of the Partnership's significant accounting policies:

Property Held For Investment
- ----------------------------

Property held for investment is recorded at the lower of cost or estimated net realizable value after disposition costs and depreciated over various estimated useful lives (buildings and improvements - 5 to 19 years; fixtures and equipment
- - 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

Property held for investment is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values of the properties may not be recoverable. Impairment is measured as the difference between the carrying value of the property and the estimated future undiscounted cash flows.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of (SFAS No. 121), which must be adopted by the Partnership in 1996. SFAS No. 121, when adopted, represents a change in the way the Partnership will measure the recoverability of its property held for investment. At this time, the General Partners do not believe that adoption of SFAS No. 121 will have a material impact on the financial statements of the Partnership.

Investments in Joint Ventures
- -----------------------------

The investments in joint ventures are accounted for by the equity method of accounting as the Partnership does not exercise control over these ventures.

Income Taxes
- ------------

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Net Income (Loss) Per Limited Partnership Unit
- ----------------------------------------------

Net income (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the year and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the years ended December 31, 1995 and 1994 was 200,069 and 200,482, respectively.

Statements of Cash Flows
- ------------------------

For purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
- -----------------------------------

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these financial instruments.

Reclassification
- ----------------

Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 2.  PARTNERSHIP AGREEMENT
         ---------------------

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1995 and 1994 was 199,224 and 200,270, respectively, which represented capital contributions of $19,922,400 and $20,027,000, respectively. During the years ended December 31, 1995 and 1994, the Partnership repurchased 1,046 units and 575 units, respectively, for $19,400 and $13,200, respectively. The General Partners owned 1,010 units at both December 31, 1995 and 1994.

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
- -----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent company in which The Windsor Corporation has a nominal equity position. For management services, WAMI received 5% of gross property receipts. During the year ended December 31, 1994 WAMI received fees of $47,400. WAMI received no fees during the year ended December 31, 1995.

The net profits and losses of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners. Cash distributions from operations are allocated 95% to the Limited Partners and 5% to the General Partners.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $80,100 and $85,800 for such costs during the years ended December 31, 1995 and 1994, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
- -----------------

The General Partners receive 1% of profits, losses, and cash distributions from the sale or financing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded, annual return.

During the years ended December 31, 1995 and 1994, the General Partners received cash distributions of $11,000 and $21,100, respectively.

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of four manufactured home communities summarized as follows:

Name of Property     Date Acquired        Location
- ----------------     -------------        --------
Pondarosa            March 31, 1986       Indianapolis, Indiana
Little Eagle         March 31, 1986       Indianapolis, Indiana
The Pines            August 1, 1986       Charleston, South Carolina
Shady Hills          September 30, 1986   Nashville, Tennessee

                                December 31, 1995
                                -----------------
Land                              $   920,000
Buildings and improvements          3,216,800
Fixtures and equipment                 79,800
                                -----------------
                                    4,216,600
Less accumulated depreciation      (2,206,600)
                                -----------------
                                  $ 2,010,000
                                =================

In September 1994, the Partnership provided $600,000 for an estimated loss in value of The Pines manufactured home community. The provision was made after a management review of the property and the local market indicated that an impairment in the value of the property had occurred. The provision was measured as the difference between the carrying value of the property and its estimated future undiscounted cash flows. The provision was reflected as a reduction to the depreciable and non-depreciable components of the property.

NOTE 4.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of undivided interests in two manufactured home communities summarized as follows:

                          Ownership
Name of Property         Percentage    Date Acquired       Location
- ----------------------   ----------    -------------       --------
Big Country Estates         40%        December 1, 1986    Cheyenne, Wyoming
Harmony Ranch               25%        December 15, 1986   Thonotosassa, Florida

The remaining interests in the communities are owned by Windsor Park Properties 4, a California Limited Partnership, which has the same General Partners as the Partnership.

In September 1995, the Partnership and Windsor Park Properties 4 jointly obtained a $1,200,000 loan collateralized by the Harmony Ranch community. The Partnership's share of this loan is $300,000. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.64% at December 31, 1995) and is due in September 2002. The Partnership and Windsor Park Properties 4 are contingently liable for the full amount of the loan.

The combined condensed financial position and results of operations of the joint ventures follows:

Financial Position                         December 31, 1995
- ------------------                         -----------------
Property held for investment, net             $    3,663,600
Cash                                                  51,500
Other assets                                         125,900
                                           -----------------

     Total assets                             $    3,841,000
                                           =================

Mortgage note payable                         $    1,200,000
Accounts payable                                      22,100
Other liabilities                                     72,900
                                           -----------------
     Total liabilities                             1,295,000

Partners' equity                                   2,546,000
                                           -----------------

                                              $    3,841,000
                                           =================

                                                For The Year Ended December 31,
                                             ----------------------------------
Results of Operations                                1995              1994
- ---------------------                        ----------------------------------
Property revenues                               $   932,500      $      825,000
                                             ----------------------------------
Expenses:
  Property operating                                525,000             480,800
  Depreciation                                      266,600             256,100
  Interest                                           43,600              21,100
                                             ----------------------------------

                                                    835,200             758,000
                                             ----------------------------------

Net income                                      $    97,300      $       67,000
                                             ==================================

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the years ended December 31, 1995 and 1994 follows:

                                  1995                   1994
                         ----------------------------------------------
                                         Per                     Per
                           Amount        Unit       Amount       Unit
                         -----------   --------    ---------    -------
Net income
 - limited partners      $   174,300   $   0.87    $             $
Return of capital             35,700       0.18      400,000       2.00
                         -----------   --------    ---------    -------
                         $   210,000   $   1.05    $ 400,000     $ 2.00
                         ===========   ========    =========    =======

NOTE 6.  INCOME TAXES
         ------------

Certain transactions of the Partnership are reported in different periods for financial and tax reporting purposes. A reconciliation between amounts reported for financial statement and federal tax return purposes as of December 31, 1995 and 1994 and for the years then ended follows:

                                                1995                           1994
                                  -----------------------------    ------------------------
                                                    Partners'      Net (Loss)     Partners'
                                     Net Income       Equity         Income         Equity
                                  --------------    -----------    ----------    ----------
Per financial statements               $176,100     $3,408,800     $(464,500)    $3,473,100
Syndication costs                                    2,203,400                    2,203,400
Gain on sale of property
 held for investment                                  (710,000)                    (710,000)

Provision for estimated
 loss in value of
 property held for
 investment                                          2,525,000       600,000      2,525,000

Depreciation                            (57,200)     1,057,200       (68,900)     1,114,400
Other                                    (6,800)        99,500       (24,200)       106,300
                                  --------------    -----------    ----------    ----------
Per Partnership tax
 return                                $112,100     $8,583,900     $  42,400     $8,712,200
                                  ==============    ===========    ==========    ==========

NOTE 7.  SUBSEQUENT EVENTS
         -----------------

In January 1996, the Partnership obtained a $1,800,000 loan collateralized by the Pondarosa, Little Eagle and Shady Hills manufactured home communities. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (approximately 8.6% at the closing) and is due in January 2003.

In January 1996, the Partnership purchased the Trailmont manufactured home community located in Nashville, Tennessee for a total cost of $2,114,500. In connection with the purchase, the Partnership obtained a $1,050,000 loan, collateralized by the property. The loan is payable in monthly interest only installments bearing interest at a fixed rate of 8.41%, and is due in January 2003.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

There were no disagreements over accounting or financial disclosure with the independent accountants for the Partnership.

                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         --------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The original general partners of the Partnership were The Windsor Corporation (Windsor), and John A. Coseo, Jr. Mr. Coseo, his wife Patricia Ann Coseo and their children owned a majority of the stock of Windsor.

In July 1994, Windsor merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to The Windsor Corporation (Wincorp). Subsequent to the merger, Mr. Coseo, his wife Patricia Ann Coseo and their children own a majority of the stock of Wincorp.

Windsor and Wincorp were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Since 1979 they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of Windsor and Wincorp, their subsidiaries, and affiliates do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is expected to be spent on matters unrelated to the Partnership, particularly after the completion of its offering and acquisition stages.

The names, ages, and nature of the positions held by the directors and executive officers of Wincorp follow:

        Name            Age                 Office
- ------------------      ---     -------------------------------

John A. Coseo, Jr.       57     Chairman of the Board and Chief
                                Executive Officer

Patricia A. Coseo        54     Secretary and Director

A brief background of the directors and executive officers follows.

John A. Coseo, Jr. (57) was the founder of Windsor in 1974 and has been actively involved in all facets of the manufactured housing business since that time. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 55 manufactured home communities throughout the United States. Mr. Coseo is the Chairman and chief executive officer of Wincorp. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934. Mr. Coseo is also Chairman, chief executive officer, and a trustee of Wincorp's first sponsored real estate investment trust, Windsor Real Estate Investment Trust 8. Mr. Coseo is the husband of Patricia A. Coseo.

Patricia A. Coseo (54) is and has been the Secretary and a Director of Windsor and Wincorp for the past ten years. She is involved in corporate planning and development, and is the spouse of John A. Coseo, Jr.

Item 10.    EXECUTIVE COMPENSATION
            ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to the directors or executive officers of The Windsor Corporation, its subsidiaries and affiliates. Refer to Item 12 (Certain Relationships and Related Transactions) for management fees and expense reimbursements paid to The Windsor Corporation and affiliates by the Partnership.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

     No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)  Security Ownership of Management

     The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group as of December 31, 1995.

                                                      Amount and Nature of    Percent of
Title of Class                 Beneficial Owner       Beneficial Ownership      Class
- ----------------------------------------------------------------------------------------
Units of Limited            John A. Coseo, Jr.
  Partnership Interest      A General Partner                            10         .005%

Units of Limited            The Windsor Corporation
  Partnership Interest      A General Partner                         1,000         .502%
                                                      ---------------------   ----------

Units of Limited            All General Partners
  Partnership Interest      As a group                                1,010         .507%
                                                      =====================   ==========


Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners and their affiliates during the years ended December 31, 1995 and 1994.

Form of Compensation and Entity Receiving                       1995      1994
- -----------------------------------------                      -------   -------
Expense reimbursement - The Windsor Corporation                $80,100   $85,800
Cash distributions - The Windsor Corporation                   $11,000   $21,100
Property management fees - Windsor Asset Management, Inc.      $   -0-   $47,400

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits and Index of Exhibits
     ---  ------------------------------

          (3) - Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 2-99697 and incorporated herein by reference.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the last quarter of the period covered by this Form 10-KSB.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18 day of March, 1996.

                    WINDSOR PARK PROPERTIES 3
                    A California Limited Partnership

                    By: /s/ John A. Coseo, Jr.
                        -------------------------------
                    John A. Coseo, Jr.
                    Individual General Partner

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title                        Date
- ------------------------   -----------------------------------    --------------
/s/ John A. Coseo, Jr.     General Partner and Chairman of the    March 18, 1996
- ------------------------   Board of The Windsor Corporation
JOHN A. COSEO, JR.         (Principal Executive Officer of The
                           Windsor Corporation)

/s/ Patricia A. Coseo      Director of The Windsor Corporation    March 18, 1996
- ------------------------
PATRICIA A. COSEO
