Form 10QSB
period 1996-03-31
WINDSOR PARK PROPERTIES 3
filed 1996-05-14
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     March 31, 1996
                                    -------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


     For the transition period from               to
                                    -------------    -------------

      Commission file number   0-15699
                             -------------------------------------


          WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          California                                   33-0115651
- -------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
         ------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
          -----------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [x]     No  [_]
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


         SIGNATURE

                           WINDSOR PARK PROPERTIES 3
                      ----------------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                      ----------------------------------
                                  (unaudited)

                                            March 31, 1996
                                          -----------------
ASSETS
- ------
Property held for investment:
  Land                                      $    1,228,300
  Buildings and improvements                     5,018,700
  Fixtures and equipment                            87,300
                                          -----------------

                                                 6,334,300
Less accumulated depreciation                   (2,254,300)
                                          -----------------

                                                 4,080,000

Investments in joint ventures                      921,400
Cash and cash equivalents                        1,086,200
Deferred financing costs                           141,300
Other assets                                        46,200
                                          -----------------

                                            $    6,275,100
                                          =================


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
  Mortgage notes payable                    $    2,850,000
  Accounts payable                                  31,000
  Accrued expenses                                  82,100
  Tenant deposits and other liabilities             51,100
                                          -----------------

                                                 3,014,200
                                          -----------------

Partners' equity:
  Limited partners                               3,813,400
  General partners                                (552,500)
                                          -----------------

                                                 3,260,900
                                          -----------------

                                            $    6,275,100
                                          =================

                See accompanying notes to financial statements

                      WINDSOR PARK PROPERTIES 3
                  ----------------------------------
                  (A California Limited Partnership)
                       STATEMENTS OF OPERATIONS
                  ----------------------------------
                             (unaudited)

                                          Three Months Ended March 31,
                                          ----------------------------
                                                1996          1995
                                          -------------   ------------
REVENUES
- --------
Rent and utilities                          $   326,000   $   245,700
Equity in earnings of joint ventures             10,600         7,500
Interest                                         11,500         3,100
Other                                            10,700        11,000
                                          -------------   ------------
                                                358,800       267,300
                                          -------------   ------------

COSTS AND EXPENSES
- ------------------
Property operating                              203,000       176,300
Interest                                         53,300
Depreciation and amortization                    47,700        26,800
General and administrative:
  Related parties                                16,700        18,700
  Other                                          10,700        15,800
                                          -------------   ------------
                                                331,400       237,600
                                          -------------   ------------
Net income                                  $    27,400   $    29,700
                                          =============   ============
Net income  - general partners              $       300   $       300
                                          =============   ============
Net income - limited partners               $    27,100   $    29,400
                                          =============   ============
Net income per limited partnership unit     $      0.14   $      0.15
                                          =============   ============

                See accompanying notes to financial statements

                               WINDSOR PARK PROPERTIES 3
                          ----------------------------------
                          (A California Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                          ----------------------------------
                                      (unaudited)

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                               1996         1995
                                                          -----------    -------------
Cash flows from operating activities:
  Net income                                              $    27,400      $    29,700
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                              47,700           26,800
    Equity in earnings of joint ventures                      (10,600)          (7,500)
    Joint ventures' cash distributions                         10,600            7,500
    Loss on sale of property held for investment                1,100
    Amortization of deferred financing costs                    4,100

    Changes in operating assets and liabilities:
      Other assets                                             88,300            1,600
      Accounts payable                                        (17,300)          (7,400)
      Accrued expenses                                                          (1,700)
      Tenant deposits and other liabilities                     5,600           (4,800)
                                                          -----------    -------------
Net cash provided by operating activities                     156,900           44,200
                                                          -----------    -------------

Cash flows from investing activities:
  Increase in property held for investment                    (92,800)         (16,200)
  Joint ventures' cash distributions                           16,100           27,200
  Proceeds from sale of property held for investment              500              500
                                                          -----------    -------------
Net cash (used in) provided by investing activities           (76,200)          11,500
                                                          -----------    -------------
Cash flows from financing activities:
  Proceeds from mortgage note payable                         778,500
  Cash distributions                                         (147,400)         (73,700)
  Payment of deferred financing costs                        (100,400)
  Repurchase of limited partnership units                     (27,900)            (500)
                                                          -----------    -------------
Net cash provided by (used in) financing activities           502,800          (74,200)
                                                          -----------    -------------
Net increase (decrease) in cash and cash equivalents          583,500          (18,500)

Cash and cash equivalents at beginning of period              502,700          260,000
                                                          -----------    -------------
Cash and cash equivalents at end of period                $ 1,086,200      $   241,500
                                                          ===========    =============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                      ----------------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                      ----------------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1996 and the related statements of operations and of cash flows for the three months ended March 31, 1996 and 1995 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

On January 17, 1996, the Partnership purchased the Trailmont manufactured home community located in Nashville, Tennessee. The community is situated on 30 acres of land and contains 131 manufactured home sites. The Partnership's cost of the property was $2,114,600.

NOTE 3.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of undivided interests in two manufactured home communities. The combined condensed results of operations of these properties for the three months ended March 31, 1996 and 1995 follows:

                                1996          1995
                            -----------   -----------

      Total revenues        $   245,800   $   219,200
                            -----------   -----------
      Expenses:
      Property operating        124,700       127,600
      Depreciation               65,400        65,200
      Interest                   27,400
                            -----------   -----------

                                217,500       192,800
                            -----------   -----------

      Net income            $    28,300   $    26,400
                            ===========   ===========


NOTE 4.  MORTGAGE NOTES PAYABLE
         ----------------------

On January 17, 1996, the Partnership obtained a $1,800,000 loan collateralized by the Pondarosa, Little Eagle and Shady Hills manufactured home communities. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.4% at March 31, 1996) and is due in January 2003. The Partnership incurred loan costs of $100,400.

On January 17, 1996, in connection with the purchase of the Trailmont manufactured home community, the Partnership obtained a $1,050,000 loan collateralized by the property. The loan is payable in monthly interest only installments bearing interest at a fixed rate of 8.41% and is due in

January 2003.  The Partnership incurred loan costs of $45,000.

NOTE 5.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1996 and 1995 was 198,278 and 200,262, respectively.

NOTE 6.  RELATED PARTY TRANSACTIONS
         --------------------------

The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr. (Mr. Coseo is also the president, chief executive officer and the principal stockholder of The Windsor Corporation.)

The General Partners are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
- -----------------

The net profits and losses of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners. Cash distributions from operations are allocated 95% to the Limited Partners and 5% to the General Partners.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $19,200 and $21,100 for such costs during the three months ended March 31, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
- -----------------

The General Partners receive 1% of the profits, losses, and cash distributions from the sale or financing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded annual return.

During the three months ended March 31, 1996 and 1995, the General Partners received cash distributions of $7,400 and $3,700, respectively.

NOTE 7.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1996 and 1995 follows:

                                                  1996                       1995
                                        ----------------------    --------------------------
                                                         Per                          Per
                                          Amount         Unit         Amount          Unit
                                        -----------    -------    -------------     --------
Net income
- - limited partners                       $   27,100    $  0.14    $      29,400     $   0.15
Return of capital                           112,900       0.57           40,600         0.20
                                        -----------    -------    -------------     --------

                                         $  140,000    $  0.71    $      70,000     $   0.35
                                        ===========    =======    =============     ========

NOTE 8.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                                      1996           1995
                                                                  -----------     ----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                                    $   29,400     $    --
                                                                  ===========     ==========

Supplemental schedule of non-cash investing and financing activities:
- ---------------------------------------------------------------------

In 1996, the Partnership acquired the Trailmont community in which a new note payable was obtained and a portion of the proceeds from the refinancing of existing Partnership properties was remitted directly to the seller, as follows:

                                                                                       1996
                                                                                -----------------
               Total property cost                                               $    2,114,600
               Note payable proceeds, net                                            (1,005,000)
               Existing property financing proceeds to seller                        (1,021,500)
                                                                                -----------------

               Cash paid                                                         $       88,100
                                                                                =================

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
- ------------------------------

March 31, 1996 as compared to December 31, 1995
- -----------------------------------------------

The Partnership's primary sources of cash during the three months ended March 31, 1996 were from the operations of its investment properties, cash distributions from joint ventures and proceeds from mortgage notes payable. The primary uses of cash during the same period were for the purchase of an investment property and cash distributions to partners.

In January 1996, the Partnership obtained a $1,800,000 loan collateralized by the Pondarosa, Little Eagle and Shady Hills manufactured home communities. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.4% at March 31, 1996) and is due in January 2003.

In January 1996, the Partnership purchased the Trailmont manufactured home community located in Nashville, Tennessee. The Partnership's total cost of the property was $2,114,600. In connection with the purchase, the Partnership obtained a $1,050,000 loan, collateralized by the community. The loan, which is due in January 2003, bears interest at a fixed rate of 8.41% and is payable in monthly interest only installments.

No further property financings are planned by the General Partners. Subsequent to the Trailmont acquisition in January 1996, the Partnership is holding approximately $1 million of excess loan proceeds. The General Partners intend to use these funds for a 70 space expansion of the Trailmont community, which is currently under consideration, and for replenishing Partnership cash reserves. Should the expansion of Trailmont not prove feasible, the General Partners may consider the acquisition of an interest in one additional manufactured home community.

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

Results of Operations
- ---------------------

Three months ended March 31, 1996 as compared to three months ended
- -------------------------------------------------------------------
March 31, 1995
- --------------

The results of operations for the three months ended March 31, 1996 and 1995 are not directly comparable due to the purchase of the Trailmont community in January 1996. The Partnership realized net income of $27,400 and $29,700 for the three months ended March 31, 1996 and 1995, respectively. Net income per limited partnership unit was $0.14 in 1996 and $0.15 in 1995.

As a result of the investment property purchase described above, all major revenue and expense categories increased in 1996, specifically rent and utilities revenues, property operating costs, and deprecation and amortization.

The overall occupancy of the Partnership's five wholly-owned communities was 80% at March 31, 1996, compared to 73% for four wholly-owned properties at March 31, 1995. The newly acquired Trailmont community was 100% occupied at March 31, 1996. The Partnership implemented $5 per month rent increases at both Pondarosa and Little Eagle effective January 1996.

Equity in earnings of joint ventures, which reflects the Partnership's share of the net income of the Big Country Estates and Harmony Ranch manufactured home communities, was $10,600 and $7,500 for the three months ended March 31, 1996 and 1995, respectively. The overall occupancy of the two joint venture properties increased from 85% at March 31, 1995 to 92% at March 31, 1996. In addition, recent rent increases include $12 per month at Big Country effective February 1996, and $10 per month at Harmony Ranch effective October 1995.

Interest expense of $53,300 in 1996 was incurred on the two loans obtained by the Partnership in January 1996, as discussed previously. No interest expense was incurred in 1995.

General and administrative expense decreased from $34,500 in 1995 to $27,400 in 1996, due mainly to proxy solicitation costs which were incurred in 1995.

                                    PART II
                                    -------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

   (a)   Exhibits and Index of Exhibits

         (27) Financial Data Schedule

   (b)   Reports on Form 8-K

         1) A Form 8-K (dated January 26, 1996) was filed with regards to the Partnership's acquisition of the Trailmont manufactured home community located in Nashville, Tennessee.

              The item reported in this current report was Item 2 (acquisition or disposition of assets).

         2) A Form 8-K/A (dated March 15, 1996) was filed with regards to the Partnership's acquisition of the Trailmont manufactured home community located in Nashville, Tennessee.

              The items reported in this current report were Item 2 (acquisition or disposition of assets) and Item 7 (financial statements, proforma financial information and exhibits).

              A summary of the financial information included in the report follows:

              a) Financial Statements and Proforma Financial Information of Trailmont Manufactured Home Community.

              b)   Proforma Financial Information of Windsor Park Properties 3.

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


                         WINDSOR PARK PROPERTIES 3,
                         A California Limited Partnership
                         --------------------------------
                                 (Registrant)


                         By:  The Windsor Corporation, General Partner



                         By  /s/ John A. Coseo, Jr.
                            --------------------------------------------------
                           JOHN A. COSEO, JR.
                           Chief Financial Officer
                           (Principal Accounting Officer)


Date:  May 10, 1996