Form 10QSB
period 1996-06-30
WINDSOR PARK PROPERTIES 3
filed 1996-08-12
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     June 30, 1996
                                    -------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from __________________ to____________________


      Commission file number   0-15699
                             ------------------------------


          WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
     ------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


               California                                 33-0115651
- ---------------------------------------       --------------------------------
   (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

         120 W. Grand Avenue, Suite 202, Escondido, California  92025
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)


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

         SIGNATURE

                           WINDSOR PARK PROPERTIES 3
                          --------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)



                                           June 30, 1996
                                         -----------------

ASSETS
- ------

Property held for investment:
  Land                                    $    1,228,300
  Buildings and improvements                   5,018,200
  Fixtures and equipment                          92,000
                                         -----------------

                                               6,338,500
Less accumulated depreciation                 (2,305,100)
                                         -----------------

                                               4,033,400

Investments in joint ventures                    909,400
Cash and cash equivalents                      1,158,900
Deferred financing costs                         136,300
Other assets                                      42,000
                                         -----------------

                                          $    6,280,000
                                         =================


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
 Mortgage notes payable                   $    2,850,000
 Accounts payable                                 28,700
 Accrued expenses                                 81,400
 Tenant deposits and other liabilities            52,000
                                         -----------------

                                               3,012,100
                                         -----------------

Partners' equity:
  Limited partners                             3,820,300
  General partners                              (552,400)
                                         -----------------

                                               3,267,900
                                         -----------------

                                          $    6,280,000
                                         =================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                           Three Months Ended June 30,
                                          ----------------------------

                                              1996            1995
                                          ------------   -------------

REVENUES
- --------

Rent and utilities                         $   350,900   $   251,600
Equity in earnings of joint ventures            11,500         7,000
Interest                                        12,000         3,000
Other                                            8,000         9,900
                                          ------------   -------------

                                               382,400       271,500
                                          ------------   -------------

COSTS AND EXPENSES
- ------------------

Property operating                             220,200       153,200
Interest                                        68,500
Depreciation and amortization                   51,700        27,500
General and administrative:
  Related parties                               16,300        15,800
  Other                                         12,300        13,000
                                          ------------   -------------

                                               369,000       209,500
                                          ------------   -------------

Net income                                 $    13,400   $    62,000
                                          ============   =============

Net income  - general partners             $       100   $       600
                                          ============   =============

Net income - limited partners              $    13,300   $    61,400
                                          ============   =============

Net income per limited partnership unit    $      0.06   $      0.30
                                          ============   =============


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                             Six Months Ended June 30,
                                          ----------------------------

                                                1996          1995
                                          ------------   -------------
REVENUES
- --------

Rent and utilities                         $   676,900   $   497,300
Equity in earnings of joint ventures            22,100        14,500
Interest                                        23,500         6,100
Other                                           18,700        20,900
                                          ------------   -------------

                                               741,200       538,800
                                          ------------   -------------

COSTS AND EXPENSES
- ------------------

Property operating                             423,200       329,500
Interest                                       121,800
Depreciation and amortization                   99,400        54,300
General and administrative:
  Related parties                               33,000        34,500
  Other                                         23,000        28,800
                                          ------------   -------------

                                               700,400       447,100
                                          ------------   -------------

Net income                                 $    40,800   $    91,700
                                          ============   =============

Net income  - general partners             $       400   $       900
                                          ============   =============

Net income - limited partners              $    40,400   $    90,800
                                          ============   =============

Net income per limited partnership unit    $      0.20   $      0.45
                                          ============   =============


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                          --------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                            ----------------------
                                  (unaudited)

                                                            Six Months Ended June 30,
                                                       --------------------------------

                                                             1996             1995
                                                       --------------    --------------
Cash flows from operating activities:
  Net income                                            $      40,800    $     91,700
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                              99,400          54,300
    Equity in earnings of joint ventures                      (22,100)        (14,500)
    Joint ventures' cash distributions                         22,100          14,500
    Loss on sale of property held for investment                  600
    Amortization of deferred financing costs                    9,100

  Changes in operating assets and liabilities:
      Other assets                                             11,600          13,100
      Accounts payable                                        (19,600)        (15,300)
      Accrued expenses                                           (700)            200
      Tenant deposits and other liabilities                     6,500          (6,800)
                                                       --------------    --------------

Net cash provided by operating activities                     147,700         137,200
                                                       --------------    --------------

Cash flows from investing activities:
  Increase in property held for investment                    (84,000)        (63,100)
  Joint ventures' cash distributions                           28,100          44,300
  Proceeds from sale of property held for investment           12,300           1,000
                                                       --------------    --------------

  Net cash used in investing activities                       (43,600)        (17,800)
                                                       --------------    --------------

Cash flows from financing activities:
  Proceeds from mortgage note payable                         778,500
  Cash distributions                                         (147,400)       (147,400)
  Payment of deferred financing costs                         (44,700)
  Repurchase of limited partnership units                     (34,300)         (1,000)
                                                       --------------    --------------

Net cash provided by (used in) financing activities           552,100        (148,400)
                                                       --------------    --------------

Net increase (decrease) in cash and cash equivalents          656,200         (29,000)

Cash and cash equivalents at beginning of period              502,700         260,000
                                                       --------------    --------------

Cash and cash equivalents at end of period              $   1,158,900    $    231,000
                                                       ==============    ==============


                See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1996 and the related statements of operations for the three and six months ended June 30, 1996 and 1995 and the statements of cash flows for the six months ended June 30, 1996 and 1995 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

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

NOTE 3.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of undivided interests in two manufactured home communities. The combined condensed results of operations of these properties for the six months ended June 30, 1996 and 1995 follows:


                               1996          1995
                           -----------   -----------

      Total revenues       $   499,700   $   441,700
                           -----------   -----------
      Expenses:
       Property operating      254,200       251,600
       Depreciation            131,800       130,600
       Interest                 56,700         6,500
                           -----------   -----------

                               442,700       388,700
                           -----------   -----------

      Net income           $    57,000   $    53,000
                           ===========   ===========


NOTE 4.  MORTGAGE NOTES PAYABLE
         ----------------------

In January 1996, the Partnership obtained a $1,800,000 loan collateralized by the Pondarosa, Little Eagle and Shady Hills manufactured home communities. The loan, which was originally payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95%, is due in January 2003. The Partnership incurred loan costs of $100,400. In March 1996, the Partnership converted the loan to a fixed rate loan bearing interest at 8.97%. All other terms remain the same.

In January 1996, in connection with the purchase of the Trailmont manufactured home community, the Partnership obtained a $1,050,000 loan collateralized by the property. The loan is payable in monthly interest only installments bearing interest at a fixed rate of 8.41% and is due in January 2003. The Partnership incurred loan costs of $45,000.

NOTE 5.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1996 was 197,262 and 197,767, respectively; and 200,228 and 200,245 for the three and six months ended June 30, 1995, respectively.

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

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $19,300 and $18,000 for such costs during the three months ended June 30, 1996 and 1995, respectively; and $38,500 and $39,100 during the six months ended June 30, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
- -----------------

The General Partners receive 1% of profits, losses, and cash distributions from the sale or financing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded annual return.

During the three months ended June 30, 1995, the General Partners received cash distributions of $3,700; and $7,400 for both the six months ended June 30, 1996 and 1995. The General Partners received no cash distributions during the three months ended June 30, 1996.

NOTE 7.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1996 and 1995 follows:

                                                1996                         1995
                                       -------------------------   -----------------------
                                                            Per                     Per
                                            Amount          Unit     Amount        Unit
                                       --------------   --------   -----------   ---------
Net income
 - limited partners                        $   40,400    $  0.20    $   90,800    $   0.45
Return of capital                              99,600       0.51        49,200        0.25
                                       --------------   --------   -----------   ---------

                                           $  140,000    $  0.71    $  140,000    $   0.70
                                       ==============   ========   ===========   =========

NOTE 8.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                                            1996          1995
                                                                        -----------   -----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                                         $   91,800     $       --
                                                                        ===========   ===========

Supplemental schedule of non-cash investing and financing activities:
- ---------------------------------------------------------------------

In 1996, the Partnership acquired the Trailmont community in which a new note payable was obtained and a portion of the proceeds from the refinancing of existing Partnership properties was remitted directly to the seller, as follows:

                                                                                      1996
                                                                                --------------
               Total property cost                                               $   2,114,600
               Note payable proceeds, net                                           (1,005,000)
               Existing property financing proceeds to seller                       (1,021,500)
                                                                                --------------

               Cash paid                                                         $      88,100
                                                                                ==============

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
- ------------------------------

June 30, 1996 as compared to December 31, 1995
- ----------------------------------------------

The Partnership's primary sources of cash during the six months ended June 30, 1996 were from the operations of its investment properties, cash distributions from joint ventures and proceeds from mortgage notes payable. The primary uses of cash during the same period were for the purchase of an investment property and cash distributions to partners.

In January 1996, the Partnership obtained a $1,800,000 loan collateralized by the Pondarosa, Little Eagle and Shady Hills manufactured home communities. The loan, which was originally payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95%, is due in January 2003. In March 1996, the loan was converted to a fixed rate loan bearing interest at 8.97%. All other terms remain the same.

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

No further property financings are planned by the General Partners. An expansion of the Trailmont community which was previously under consideration has proven not to be economically feasible. Therefore the General Partners are currently considering the purchase of an interest in one additional manufactured home community.

At June 30, 1996, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,150,000, consisting entirely of fixed rate debt. The average rate of interest on the fixed rate debt was 8.8% at June 30, 1996.

The future sources of cash for the Partnership will be provided from property operations, cash reserves and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, distributions to partners and possibly the acquisition of one additional investment property. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

Results of Operations
- ---------------------

Six months ended June 30, 1996 as compared to six months ended June 30, 1995
- ----------------------------------------------------------------------------

The results of operations for the six months ended June 30, 1996 and 1995 are not directly comparable due to the purchase of the Trailmont community in January 1996. The Partnership realized net income of $40,800 and $91,700 for the six months ended June 30, 1996 and 1995, respectively. Net income per limited partnership unit was $0.20 in 1996 and $0.45 in 1995.

As a result of the investment property purchase described above, all major revenue and expense categories increased in 1996, specifically rent and utilities revenues, property operating costs, and depreciation and amortization.

The overall occupancy of the Partnership's five wholly-owned communities was 83% at June 30, 1996, compared to 78% for four wholly-owned properties at June 30, 1995. The recently acquired Trailmont community was 99% occupied at June 30, 1996. The Partnership implemented $5 per month rent increases at both Pondarosa and Little Eagle effective January 1996.

Equity in earnings of joint ventures, which reflects the Partnership's share of the net income of the Big Country Estates and Harmony Ranch manufactured home communities, was $22,100 and $14,500 for the six months ended June 30, 1996 and 1995, respectively. The overall occupancy of the two joint venture properties increased from 86% at June 30, 1995 to 94% at June 30, 1996. In addition, recent rent increases include $12 per month at Big Country effective February 1996, and $10 per month at Harmony Ranch effective October 1995.

Interest income increased from $6,100 in 1995 to $23,500 in 1996 due mainly to higher cash balances maintained by the Partnership.

Interest expense of $121,800 in 1996 was incurred on the two loans obtained by the Partnership in January 1996, as discussed previously. No interest expense was incurred in 1995.

General and administrative expense decreased from $63,300 in 1995 to $56,000 in 1996, due mainly to proxy solicitation costs which were incurred in 1995.


Three months ended June 30, 1996 as compared to three months ended June 30, 1995
- --------------------------------------------------------------------------------

The results of operations for the three months ended June 30, 1996 and 1995 are not directly comparable due to the purchase of the Trailmont community in January 1996. The Partnership realized net income of $13,400 and $62,000 for the three months ended June 30, 1996 and 1995, respectively. Net income per limited partnership unit was $0.06 in 1996 and $0.30 in 1995.

As a result of the investment property purchase described above, all major revenue and expense categories increased in 1996, specifically rent and utilities revenues, property operating costs, and deprecation and amortization.

Equity in earnings of joint ventures, which reflects the Partnership's share of the net income of the Big Country Estates and Harmony Ranch manufactured home communities, was $11,500 and $7,000 for the three months ended June 30, 1996 and 1995, respectively. The reasons for the increase were previously discussed.

Interest income increased from $3,000 in 1995 to $12,000 in 1996 due mainly to higher cash balances maintained by the Partnership.

Interest expense of $68,500 in 1996 was incurred on the two loans obtained by the Partnership in January 1996, as discussed previously. No interest expense was incurred in 1995.

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


Date:  August 12, 1996