Form 10QSB
period 1996-09-30
WINDSOR PARK PROPERTIES 3
filed 1996-11-12
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


    For the quarterly period ended     September 30, 1996
                                   ------------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from ________________ to__________________


      Commission file number   0-15699
                             _____________________________________


          WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         California                                 33-0115651
-------------------------------         ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
         -------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
         -------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  (  )
     ---         ----

                               TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                      Page
                                                                      ----
Item 1.  Financial Statements                                            3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10


                                    PART II
                                    -------

Item 6.  Exhibits and Reports on Form 8-K                               13

         SIGNATURE

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                            September 30, 1996
                                            ------------------
ASSETS
------

Property held for investment:
  Land                                      $        1,192,600
  Buildings and improvements                         5,036,600
  Fixtures and equipment                               108,200
                                            ------------------

                                                     6,337,400
Less accumulated depreciation                       (2,357,200)
                                            ------------------

                                                     3,980,200

Investments in joint ventures                          881,000
Cash and cash equivalents                            1,071,500
Deferred financing costs                               131,400
Note receivable                                         34,000
Other assets                                            54,300
                                            ------------------

                                            $        6,152,400
                                            ==================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
 Mortgage notes payable                     $        2,850,000
 Accounts payable                                       31,200
 Accrued expenses                                      101,200
 Tenant deposits and other liabilities                  54,400
                                            ------------------

                                                     3,036,800
                                            ------------------


Partners' equity:
  Limited partners                                   3,675,300
  General partners                                    (559,700)
                                            ------------------

                                                     3,115,600
                                            ------------------

                                            $        6,152,400
                                            ==================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                               Three Months Ended September 30,
                                               --------------------------------
                                                     1996            1995
                                               ---------------  ---------------
REVENUES
--------
Rent and utilities                             $     367,300    $     257,600
Equity in earnings of joint ventures                   9,100           13,300
Interest                                              12,900            3,100
Other                                                  6,900            7,900
                                               ---------------  ---------------

                                                     396,200          281,900
                                               ---------------  ---------------

COSTS AND EXPENSES
------------------

Property operating                                   253,400          187,400
Interest                                              67,400
Depreciation and amortization                         52,100           28,400
General and administrative:
  Related parties                                     16,700           15,700
  Other                                                7,700           11,600
                                               ---------------  ---------------

                                                     397,300          243,100
                                               ---------------  ---------------

Net (loss) income                              $      (1,100)   $      38,800
                                               ===============  ===============

Net income - general partners                  $          --    $         400
                                               ===============  ===============

Net (loss) income - limited partners           $      (1,100)   $      38,400
                                               ===============  ===============

Net (loss) income per limited partnership unit $       (0.01)   $        0.20
                                               ===============  ===============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                               Nine Months Ended September 30,
                                               --------------------------------
                                                     1996            1995
                                               ---------------  ---------------
REVENUES
--------

Rent and utilities                             $    1,044,200   $   754,900
Equity in earnings of joint ventures                   31,200        27,800
Interest                                               36,400         9,200
Other                                                  25,600        28,800
                                               ---------------  ---------------

                                                    1,137,400       820,700
                                               ---------------  ---------------

COSTS AND EXPENSES
------------------

Property operating                                    676,600       516,900
Interest                                              189,200
Depreciation and amortization                         151,500        82,700
General and administrative:
  Related parties                                      49,700        50,200
  Other                                                30,700        40,400
                                               ---------------  ---------------

                                                    1,097,700       690,200
                                               ---------------  ---------------

Net income                                     $       39,700   $   130,500
                                               ===============  ===============

Net income - general partners                  $          400   $     1,300
                                               ===============  ===============

Net income - limited partners                  $       39,300   $   129,200
                                               ===============  ===============

Net income per limited partnership unit        $         0.19   $      0.65
                                               ===============  ===============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                  Nine Months Ended September 30,
                                                                 --------------------------------
                                                                       1996            1995
                                                                 ---------------  ---------------
Cash flows from operating activities:
  Net income                                                      $      39,700    $    130,500
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                       151,500          82,700
    Equity in earnings of joint ventures                                (31,200)        (27,800)
    Joint ventures' cash distributions                                   31,200          27,800
    (Gain) loss on sale of property held for investment                  (3,500)            300
    Amortization of deferred financing costs                             14,000

    Changes in operating assets and liabilities:
      Other assets                                                        5,100             200
      Accounts payable                                                  (14,900)        (13,400)
      Accrued expenses                                                   14,700          21,800
      Tenant deposits and other liabilities                               8,900          (8,000)
                                                                 ---------------  ---------------

Net cash provided by operating activities                               215,500         214,100
                                                                 ---------------  ---------------

Cash flows from investing activities:
  Increase in property held for investment                             (118,600)        (86,700)
  Joint ventures' cash distributions                                     56,500         312,700
  Proceeds from sale of property held for investment                     14,500           1,100
                                                                 ---------------  ---------------

Net cash (used in) provided by investing activities                     (47,600)        227,100
                                                                 ---------------  ---------------

Cash flows from financing activities:
  Proceeds from mortgage note payable                                   778,500
  Cash distributions                                                   (294,700)       (221,000)
  Payment of deferred financing costs                                   (44,700)
  Repurchase of limited partnership units                               (38,200)         (5,100)
                                                                 ---------------  ---------------

Net cash provided by (used in) financing activities                     400,900        (226,100)
                                                                 ---------------  ---------------

Net increase in cash and cash equivalents                               568,800         215,100

Cash and cash equivalents at beginning of period                        502,700         260,000
                                                                 ---------------  ---------------

Cash and cash equivalents at end of period                        $   1,071,500    $    475,100
                                                                 ===============  ===============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                       ----------------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1996 and the related statements of operations for the three and nine months ended September 30, 1996 and 1995 and the statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

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

In August 1996, the Partnership sold approximately eight acres of unimproved land at the Little Eagle community in Indianapolis, Indiana, for $32,100, net of closing costs of $7,900. In connection with the sale, the Partnership received a $34,000 note receivable which bears interest at 10% and is due in December 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of undivided interests in two manufactured home communities. The combined condensed results of operations of these properties for the nine months ended September 30, 1996 and 1995 follows:

                                 1996          1995
                             -----------   -----------
      Total revenues         $   770,400   $   687,500
                             -----------   -----------
      Expenses:
        Property operating       404,100       380,000
        Depreciation             198,400       201,200
        Interest                  85,500        14,600
                             -----------   -----------

                                 688,000       595,800
                             -----------   -----------

      Net income             $    82,400   $    91,700
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

NOTE 5.  NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT
         ----------------------------------------------

Net (loss) income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net (loss) income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1996 was 196,941 and 197,490, respectively; and 200,167 and 200,218 for the three and nine months ended September 30, 1995, respectively.

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

The Partnership reimburses The Windsor Corporation for certain direct expenses and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $19,500 and $18,200 for such costs during the three months ended September 30, 1996 and 1995, respectively; and $58,000 and $57,300 during the nine months ended September 30, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
-----------------

The General Partners receive 1% of profits, losses, and cash distributions from the sale or financing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded annual return.

During the three months ended September 30, 1996 and 1995, the General Partners received cash distributions of $7,300 and $3,600, respectively; and $14,700 and $11,000 for the nine months ended September 30, 1996 and 1995, respectively.

NOTE 7.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1996 and 1995 follows:

                                       1996                     1995
                              ---------------------    ----------------------
                                              Per                     Per
                                 Amount       Unit        Amount      Unit
                              ----------    -------    -----------   --------
Net income
 - limited partners           $   39,300    $  0.19    $  129,200    $   0.65
Return of capital                240,700       1.23        80,800        0.40
                              ----------    -------    ----------    --------

                              $  280,000    $  1.42    $  210,000    $   1.05
                              ==========    =======    ==========    ========

NOTE 8.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                        1996         1995
                                                   ------------  ------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                    $  154,300    $    --
                                                   ============  ============

Supplemental schedule of non-cash investing and financing activities:
------------------------------------------------------------------------

In 1996, the Partnership acquired the Trailmont community in which a new note payable was obtained and a portion of the proceeds from the refinancing of existing Partnership properties was remitted directly to the seller, as follows:

                                                              1996
                                                          -------------
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
                                                          ==============

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

September 30, 1996 as compared to December 31, 1995
---------------------------------------------------

The Partnership's primary sources of cash during the nine months ended September 30, 1996 were from the operations of its investment properties, cash distributions from joint ventures and proceeds from a mortgage note payable.
The primary uses of cash during the same period were for the purchase of an investment property and cash distributions to partners.

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

In August 1996, the Partnership sold approximately eight acres of unimproved land at the Little Eagle community in Indianapolis, Indiana, for $32,100, net of closing costs of $7,900. In connection with the sale, the Partnership received a $34,000 note receivable which bears interest at 10% and is due in December 1998.

No further property financings are planned by the General Partners. An expansion of the Trailmont community which was previously under consideration has proven not to be economically feasible. Therefore the General Partners are currently considering the purchase of an interest in one additional manufactured home community.

At September 30, 1996, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,150,000, consisting entirely of fixed rate debt. The average rate of interest on the fixed rate debt was 8.8% at September 30, 1996.

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

Results of Operations
---------------------

Nine months ended September 30, 1996 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1995
--------

The results of operations for the nine months ended September 30, 1996 and 1995 are not directly comparable due to the purchase of the Trailmont community in January 1996. The Partnership realized net income of $39,700 and $130,500 for the nine months ended September 30, 1996 and 1995, respectively. Net income per limited partnership unit was $0.19 in 1996 and $0.65 in 1995.

As a result of the investment property purchase described above, all major revenue and expense categories increased in 1996, specifically rent and utilities revenues, property operating costs, and depreciation and amortization.

The overall occupancy of the Partnership's five wholly-owned communities was 88% at September 30, 1996, compared to 78% for four wholly-owned properties at September 30, 1995. The recently acquired Trailmont community was 99% occupied at September 30, 1996. The Partnership implemented $5 per month rent increases at both Pondarosa and Little Eagle effective January 1996.

Equity in earnings of joint ventures, which reflects the Partnership's share of the net income of the Big Country Estates and Harmony Ranch manufactured home communities, was $31,200 and $27,800 for the nine months ended September 30, 1996 and 1995, respectively. The overall occupancy of the two joint venture properties increased from 89% at September 30, 1995 to 94% at September 30, 1996. In addition, recent rent increases include $12 per month at Big Country effective February 1996, and $10 per month at Harmony Ranch effective October 1995. Offsetting the occupancy gains and rent increases was increased interest expense at Harmony Ranch as a result of the $1.2 million loan obtained in September 1995.

Interest income increased from $9,200 in 1995 to $36,400 in 1996 due mainly to higher cash balances maintained by the Partnership.

Interest expense of $189,200 in 1996 was incurred on the two loans obtained by the Partnership in January 1996, as discussed previously. No interest expense was incurred in 1995.

General and administrative expense decreased from $90,600 in 1995 to $80,400 in 1996, due mainly to proxy solicitation costs incurred in 1995, but not in 1996.

Three months ended September 30, 1996 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1995
------------------

The results of operations for the three months ended September 30, 1996 and 1995 are not directly comparable due to the purchase of the Trailmont community in January 1996. The Partnership incurred a net loss of $1,100 ($0.01 per limited partnership unit) for the three months ended September 30, 1996 and realized net income of $38,800 ($0.20 per limited partnership unit) for the three months ended September 30, 1995.

As a result of the investment property purchase described above, all major revenue and expense categories increased in 1996, specifically rent and utilities revenues, property operating costs, and deprecation and amortization.

Equity in earnings of joint ventures, which reflects the Partnership's share of the net income of the Big Country Estates and Harmony Ranch manufactured home communities, was $9,100 and $13,300 for the three months ended September 30, 1996 and 1995, respectively. In addition to the factors discussed previously, in the third quarter Big Country also incurred approximately $9,000 in losses from the sale of park owned mobile homes.

Interest income increased from $3,100 in 1995 to $12,900 in 1996 due mainly to higher cash balances maintained by the Partnership.

Interest expense of $67,400 in 1996 was incurred on the two loans obtained by the Partnership in January 1996, as discussed previously. No interest expense was incurred in 1995.

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


Date:  November 11, 1996