Form 10KSB40
period 1996-12-31
WINDSOR PARK PROPERTIES 3
filed 1997-03-31
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1996

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [No Fee Required]

For the transition period from ................to...............

Commission file number 0-15699

          WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
              (Exact name of small business issuer in its charter)

          California                                33-0115651
------------------------------          ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

          120 W. Grand Avenue, Suite 202, Escondido,  California 92025
          ------------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

Issuer's telephone number:   (619) 746-2411

Securities registered under Section
 12(b) of the Exchange Act:             None

Securities registered under Section
 12(g)] of the Exchange Act:            Units of Limited Partnership Interest
                                        -------------------------------------
                                                (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year: $1,557,800

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

                               TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                         Page
                                                                         ----

Item 1.        Description of Business                                      3

Item 2.        Description of Properties                                    5

Item 3.        Legal Proceedings                                            6

Item 4.        Submission of Matters to a Vote of Security Holders          6

                                    PART II
                                    -------

Item 5.        Market for the Partnership's Units and Related Security
                 Holder Matters                                             7

Item 6.        Management's Discussion and Analysis                         7

Item 7.        Financial Statements                                        10

Item 8.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                       23

                                    PART III
                                    --------

Item 9.        Directors, Executive Officers, Promoters and
                Control Persons; Compliance with Section 16(a) of
                The Exchange Act                                           23

Item 10.       Executive Compensation                                      24

Item 11.       Security Ownership of Certain Beneficial Owners
                and Management                                             24

Item 12.       Certain Relationships and Related Transactions              24

Item 13.       Exhibits and Reports on Form 8-K                            25

               SIGNATURES                                                  26

                                     PART I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Business Development
--------------------

Windsor Park Properties 3, a California Limited Partnership (the Partnership), was formed in August 1985 pursuant to the provisions of the California Uniform Limited Partnership Act. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president and principal stockholder of The Windsor Corporation. The Partnership term is set to expire in December 1999; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

The Partnership was organized to acquire and hold existing manufactured home communities for investment. Its principal investment objectives are to provide to its Limited Partners: (i) distributions of cash from operations, (ii) preservation, protection and eventual return of the Limited Partners' investment, and (iii) realization of appreciation in the value of the properties acquired.

The Partnership was funded through a public offering of 200,000 limited partnership units (Units). All Units were sold for gross proceeds aggregating $20,000,000. In addition, the General Partners initially purchased 1,000 Units for $100,000. The offering commenced in October 1985 and terminated in September 1986. The net proceeds from the offering were originally expended for the acquisition of undivided interests in 10 fully-developed properties located in Oregon, Florida, Indiana, Idaho, South Carolina, Iowa, Tennessee, and Wyoming. The Partnership paid all cash for these properties.

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

Subsequent to the approval of the financing and reinvestment proposal discussed above, the Partnership obtained two loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase three additional manufactured home communities. The remaining consideration was obtained from permanent mortgage financing.

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

In January 1996, the Partnership purchased the Trailmont manufactured home community located in Nashville, Tennessee. The Partnership's total cost of the property was $2,114,500. The Partnership obtained a $1,050,000 loan, collateralized by the community, in connection with the purchase. In December 1996, after achieving certain net operating income levels, the Partnership received

$120,400 of additional loan proceeds.

In February 1997, the Partnership purchased a 29% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $667,000. In connection with the purchase, the joint venture obtained a loan for $3,040,000, collateralized by the communities. The Partnership's share of this loan is $881,600.

The Partnership owns interests in the following manufactured home communities at February 28, 1997:

                                      Date
Name of Property      Ownership %    Acquired         Location
----------------      -----------    --------         --------

Pondarosa                100%        March 1986       Indianapolis, Indiana
Little Eagle             100%        March 1986       Indianapolis, Indiana
The Pines                100%        August 1986      Charleston, South Carolina
Shady Hills              100%        September 1986   Nashville, Tennessee
Harmony Ranch             25%        December 1986    Thonotosassa, Florida
Big Country Estates       40%        December 1986    Cheyenne, Wyoming
Trailmont                100%        January 1996     Nashville, Tennessee
Apache East               29%        February 1997    Phoenix, Arizona
Denali Park               29%        February 1997    Phoenix, Arizona

No further investment property acquisitions are planned by the General Partners.

The overall occupancy of the seven properties owned by the Partnership at December 31, 1996 was approximately 90%. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy. There are no current plans to dispose of any of the properties.

Business of Issuer
------------------

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

Item 2.    DESCRIPTION OF PROPERTIES
           -------------------------

The Partnership owns interests in nine properties at February 28, 1997.   The
Partnership operates the properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All properties are encumbered, except for The Pines and Big Country. It is the General Partners' opinion that the properties are in good condition and are adequately insured.



                                                Little         The Pines
                                Pondarosa       Eagle          ---------       Shady Hills
                                ---------       -----          Charleston,     -----------
                              Indianapolis,  Indianapolis,        South         Nashville,
Location                        Indiana         Indiana         Carolina        Tennessee
-------------------------------------------------------------------------------------------

Percentage of Ownership                100%           100%              100%           100%
Date Acquired                         3/86           3/86              8/86           9/86
Acreage                                 18             14                24             25
Number of
Spaces                                 148             96               204            249
Monthly Rents (1)               $      202       $    183        $      124     $      142
Occupancy Level:
  December 31,
   1996                                 96%            96%               76%            86%
Real Estate Taxes               $   13,500       $  7,700        $    6,800     $   30,500
Federal Tax
  Basis (4)                     $  834,900       $536,100        $1,152,300     $2,024,200
Mortgage
Information:
  Balance payable               $1,800,000          (2)                   -          (2)
  Interest rate                       8.97%         (2)                   -          (2)
  Amortization
  period                                 -          (2)                   -          (2)
  Maturity date                       1/03          (2)                   -          (2)
  Balance due at
   maturity                     $1,800,000          (2)                   -          (2)

        -------------------------


                                          Big
                       Harmony          Country                         Apache          Denali
                        Ranch           Estates         Trailmont        East            Park
                        -----           -------         ---------        ----            ----
                    Thonotosassas,     Cheyenne,        Nashville,      Phoenix,        Phoenix,
Location                Florida         Wyoming         Tennessee       Arizona         Arizona
------------------------------------------------------------------------------------------------

Percentage of
 Ownership                      25%           40%              100%             29%           29%
Date Acquired                12/86         12/86              1/96            2/97          2/97
Acreage                         29            28                30              16            33
Number of
 Spaces                        193           255               131             123           162
Monthly Rents (1)       $      217      $    179        $      195      $      220      $    202
Occupancy Level:
  December 31,
    1996                        91%           92%               99%             77%           68%
Real Estate Taxes       $   38,000      $ 11,400        $    9,800      $   16,300      $ 23,200
Federal Tax
  Basis (4)             $  471,300      $853,000        $2,026,800      $  645,300      $848,300
Mortgage
 Information:
  Balance payable       $1,200,000             -        $1,170,400      $3,040,000          (3)
  Interest rate               8.87%            -              8.41%           8.38%         (3)
  Amortization                   -             -                 -        24 years          (3)
   period
  Maturity date               9/02             -              1/03            3/06          (3)
  Balance due at
   maturity             $1,200,000             -        $1,170,400      $2,583,200          (3)

(1)  Average rental rates in effect on December 31, 1996.
(2)  Same mortgage note payable as Pondarosa.
(3)  Same mortgage note payable as Apache East
(4) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 3 to 40 years.

Item 3.  LEGAL PROCEEDINGS
         -----------------

There are no pending legal proceedings, other than ordinary routine litigati incidental to the business, to which the Partnership is a party or of which any of its properties is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

There were no matters submitted to security holders for a vote during the fourth quarter of the fiscal year covered by this report.

                                    PART II
                                    -------

Item  5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
          ----------------------------------------------------------------------

A public market for the Partnership's units does not exist and is not likely to develop. As of December 31, 1996, there were approximately 3,100 persons holding an aggregate of 196,425 Units.

Cash distributions paid to the limited partners since December 31, 1994 are as follows:

                                                       Per $1,000
                                                       Originally
Date Paid                           Amount (1)       Invested (2)
---------                           ----------       ------------

February 1997                        $140,000               $6.96

August 1996                          $140,000               $6.96
February 1996                        $140,000               $6.96

August 1995                          $ 70,000               $3.48
May 1995                             $ 70,000               $3.48
February 1995                        $ 70,000               $3.48

(1)  Amounts exclude General Partner participation.
(2)  Computed based on $20,100,000 original investment.

Cash distributions paid to the General Partners since December 31, 1994 were $25,700. The General Partners expect that the Partnership will make cash distributions on a semi-annual basis in the future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

a)  Liquidity and Capital Resources
    -------------------------------

The Partnership's primary sources of cash during the years ended December 31, 1996 and 1995 were from the operations of its investment properties, cash distributions from joint ventures and proceeds from mortgage notes payable. The primary uses of cash during the same period were for the purchase of an investment property and cash distributions to partners.

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

Subsequent to the approval of the financing and reinvestment proposal discussed above, the Partnership obtained two loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase three additional manufactured
home communities.   The remaining consideration was obtained from permanent
mortgage financing.

In September 1995, the Partnership and an affiliated limited partnership jointly obtained a $1,200,000 loan collateralized by the Harmony Ranch manufactured home community, a jointly owned property.

The Partnership's share of this loan is $300,000. The loan, which was originally payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95%, is due in September 2002. In March 1996, the loan was converted to a fixed rate loan bearing interest at 8.87%. All other terms remained the same. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan.

In January 1996, the Partnership obtained a $1,800,000 loan collateralized by the Pondarosa, Little Eagle and Shady Hills manufactured home communities. The loan, which was originally payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95%, is due in January 2003. In March 1996, the loan was converted to a fixed rate loan bearing interest at 8.97%. All other terms remained the same.

In January 1996, the Partnership purchased the Trailmont manufactured home community located in Nashville, Tennessee. The Partnership's total cost of the property was $2,114,500. In connection with the purchase, the Partnership obtained a $1,050,000 loan, collateralized by the community. The loan, which is due in January 2003, bears interest at a fixed rate of 8.41% and is payable in monthly interest only installments. In December 1996, after achieving certain net operating income levels, the Partnership received $120,400 of additional loan proceeds, at the same terms.

At December 31, 1996, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,270,400, consisting entirely of fixed rate debt. The average rate of interest on the fixed rate debt was 8.8% at December 31, 1996.

In February 1997, the Partnership purchased a 29% interest in the Apache East and Denali Park manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the properties was $667,000. In connection with the purchase, the joint venture obtained a mortgage loan of $3,040,000, collateralized by the communities. The Partnership's share of the loan is $881,600. The loan initially bears interest at $8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3 year Treasury Note plus 2.2%. The loan is due in March 2006. In connection with the purchase, the Partnership provided a $253,000 loan to an affiliated entity. The loan bears interest at prime plus 2% and is due no later than July 1997.

The Partnership owns interests in the following manufactured home communities at February 28, 1997:


                                    Date
Name of Property     Ownership %   Acquired          Location
----------------     -----------   --------          --------

Pondarosa               100%       March 1986        Indianapolis, Indiana
Little Eagle            100%       March 1986        Indianapolis, Indiana
The Pines               100%       August 1986       Charleston, South Carolina
Shady Hills             100%       September 1986    Nashville, Tennessee
Harmony Ranch            25%       December 1986     Thonotosassa, Florida
Big Country Estates      40%       December 1986     Cheyenne, Wyoming
Trailmont               100%       January 1996      Nashville, Tennessee
Apache East              29%       February 1997     Phoenix, Arizona
Denali Park              29%       February 1997     Phoenix, Arizona

No further investment property acquisitions are planned by the General Partners.

As discussed in Note 11 to the financial statements, pursuant to the Partnership Agreement, net profits from the sale of Partnership properties should be allocated first to each partner with a negative capital account balance in an amount equal to the amount of the negative capital account of each partner. Subsequent to the issuance of the 1995 financial statements, the general partners determined that the financial statements did not properly reflect the income allocation provisions of the Partnership Agreement. Accordingly, partners' equity at December 31, 1994, has been restated from the amounts previously reported to properly allocate net profits from the sale of Partnership properties among the partners in accordance with the provisions of the Partnership Agreement.

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

b)  Results of Operations
    ---------------------

The results of operations for the years ended December 31, 1996 and 1995 are not directly comparable due to the purchase of the Trailmont community in January 1996. The Partnership realized net income of $59,100 and $176,100 for the years ended December 31, 1996 and 1995, respectively. Net income per limited partnership unit was $0.30 in 1996 and $0.87 in 1995.

As a result of the investment property purchase described above, all major revenue and expense categories increased in 1996, specifically rent and utilities revenues, property operating costs, and depreciation and amortization.

The overall occupancy of the Partnership's five wholly-owned communities was 89% at December 31, 1996, compared to 76% for four wholly-owned properties at December 31,1995. The Partnership implemented $5 per month rent increases at both the Pondarosa and Little Eagle communities effective January 1996.

Equity in earnings of joint ventures, which reflects the Partnership's share of the net income of the Big Country Estates and Harmony Ranch manufactured home communities, was $49,700 and $29,900 for the years ended December 31, 1996 and 1995, respectively. The overall occupancy of the two joint venture properties increased from 89% at December 31, 1995 to 92% at December 31, 1996. In addition, recent rent increases include $12 per month at Big Country effective February 1996, and $10 per month at Harmony Ranch in both October 1996 and 1995. Offsetting the occupancy gains and rent increases was increased interest expense at Harmony Ranch as a result of the $1.2 million loan obtained in September 1995, as discussed previously.

Interest income increased from $15,300 in 1995 to $50,400 in 1996 due mainly to higher cash balances maintained by the Partnership.

Interest expense of $256,600 in 1996 was incurred on the two loans obtained by the Partnership in January 1996, as discussed previously. No interest expense was incurred in 1995.

General and administrative expense decreased from $119,000 in 1995 to $108,300 in 1996, due mainly to proxy solicitation costs incurred in 1995, but not in 1996.

Item 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements are filed as a part of this report:

                                                                        Page
                                                                        ----

Independent Auditors' Report                                              11

Balance Sheet at December 31, 1996                                        12

Statements of Operations for the years ended
  December 31, 1996 and 1995                                              13

Statements of Partners' Equity for the years ended
  December 31, 1996 and 1995                                              14

Statements of Cash Flows for the years ended
  December 31, 1996 and 1995                                              15

Notes to Financial Statements                                             16

INDEPENDENT AUDITORS' REPORT


The Partners
Windsor Park Properties 3
(A California Limited Partnership)
Escondido, California


We have audited the accompanying balance sheet of Windsor Park Properties 3 (the Partnership) as of December 31, 1996 and the related statements of operations, partners' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Windsor Park Properties 3 as of December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 11, partners' equity at December 31, 1994 has been restated.

Deloitte & Touche LLP

Costa Mesa, California
February 28, 1997

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                       (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------

                                                   December 31, 1996
                                                   -----------------
ASSETS
------
Property held for investment, net                       $3,940,700
Investments in joint ventures                              858,000
Cash and cash equivalents                                1,191,800
Deferred financing costs                                   129,800
Other assets                                               183,500
                                                        ----------
                                                        $6,303,800
                                                        ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Liabilities:
   Mortgage notes payable                               $2,970,400
   Accounts payable                                         33,800
   Accrued expenses                                        110,200
   Tenant deposits and other liabilities                    63,200
                                                        ----------
                                                         3,177,600
                                                        ----------

Partners' equity:
   Limited partners                                      3,151,400
   General partners                                        (25,200)
                                                        ----------
                                                         3,126,200
                                                        ----------
                                                        $6,303,800
                                                        ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                For the Year Ended December 31,
                                                -------------------------------
                                                   1996              1995
                                                ------------    ---------------
REVENUES
--------

Rent and utilities                              $1,421,700      $1,007,300
Equity in earnings of joint ventures                49,700          29,900
Interest                                            50,400          15,300
Other                                               36,000          38,400
                                                ----------      ----------
                                                 1,557,800       1,090,900
                                                ----------      ----------

COSTS AND EXPENSES
------------------
Property operating                                 929,400         684,200
Interest                                           256,600
Depreciation and amortization                      204,400         111,600
General and administrative:
  Related parties                                   69,700          70,200
  Other                                             38,600          48,800
                                                ----------      ----------
                                                 1,498,700         914,800
                                                ----------      ----------

Net income                                      $   59,100      $  176,100
                                                ==========      ==========

Net income - general partners                   $      600      $    1,800
                                                ==========      ==========

Net income - limited partners                   $   58,500      $  174,300
                                                ==========      ==========

Net income per limited partnership unit         $     0.30      $     0.87
                                                ==========      ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------

                                        General Partners    Limited Partners       Total
                                        ----------------    ----------------    -----------
Balance at December 31, 1994
  - as previously reported               $ (536,200)          $4,009,300        $3,473,100

Reallocation of partners' equity
  (Note 11)                                 534,300             (534,300)
                                         ----------           ----------        ----------

Balance at December 31, 1994,
    - as restated                            (1,900)           3,475,000         3,473,100

Cash distributions                          (11,000)            (210,000)         (221,000)

Net income                                    1,800              174,300           176,100

Repurchase of limited
 partnership units                                               (19,400)          (19,400)
                                         ----------           ----------        ----------

Balance at December 31, 1995                (11,100)           3,419,900         3,408,800

Cash distributions                          (14,700)            (280,000)         (294,700)

Net income                                      600               58,500            59,100

Repurchase of limited
  partnership units                                              (47,000)          (47,000)
                                         ----------           ----------        ----------

Balance at December 31, 1996             $  (25,200)          $3,151,400        $3,126,200
                                         ==========           ==========        ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                        For The Year Ended December 31,
                                                        -------------------------------
                                                            1996            1995
                                                        -------------   ---------------
Cash flows from operating activities:
  Net income                                            $   59,100       $ 176,100
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          204,400         111,600
    Equity in earnings of joint ventures                   (49,700)        (29,900)
    Joint ventures' cash distributions                      49,700          29,900
    Loss (gain) on sale of property held for
      investment                                             3,400            (400)
    Amortization of deferred financing costs                19,000
  Changes in operating assets and liabilities:
    Other assets                                           (86,500)        (72,700)
    Accounts payable                                       (14,500)          9,700
    Accrued expenses                                        21,200          29,900
    Tenant deposits and other liabilities                   17,700         (11,600)
                                                        ----------       ---------

Net cash provided by operating activities                  223,800         242,600
                                                        ----------       ---------
Cash flows from investing activities:
  Increase in property held for investment                (135,100)        (98,300)
  Joint ventures' cash distributions                        79,500         334,900
  Proceeds from sale of property held for
    investment                                              11,800           3,900

                                                        ----------       ---------
Net cash (used in) provided by investing activities        (43,800)        240,500
                                                        ----------       ---------

Cash flows from financing activities:
  Proceeds from mortgage notes payable                     898,900
  Cash distributions                                      (294,700)       (221,000)
  Repurchase of limited partnership units                  (47,000)        (19,400)
  Payment of deferred financing costs                      (48,100)
                                                        ----------       ---------

Net provided by (used in) financing activities             509,100        (240,400)
                                                        ----------       ---------

Net increase in cash and cash equivalents                  689,100         242,700

Cash and cash equivalents at beginning of year             502,700         260,000
                                                        ----------       ---------

Cash and cash equivalents at end of year                $1,191,800       $ 502,700
                                                        ==========       =========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

The Partnership
---------------

Windsor Park Properties 3, A California Limited Partnership (the Partnership), was formed in August 1985 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president and principal stockholder of The Windsor Corporation (TWC).

The Partnership was funded through a public offering of 200,000 limited partnership units at $100 per unit which commenced in October 1985 and terminated in September 1986. The Partnership term is set to expire in December 1999; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

The following is a summary of the Partnership's significant accounting policies:

Property Held For Investment
----------------------------

Property held for investment is recorded at the lower of cost or estimated net realizable value after disposition costs and depreciated over various estimated useful lives (buildings and improvements - 5 to 19 years; fixtures and equipment - 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

In 1996, the Partnership adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Accordingly, property held for investment is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values of the properties may not be recoverable. Impairment is measured as the difference between the carrying value of the property and its fair value. The adoption of SFAS No. 121 did not have an effect on the 1996 financial statements of the Partnership.

Investments in Joint Ventures
-----------------------------

The investments in joint ventures are accounted for by the equity method of accounting as the Partnership does not exercise control over these ventures.

Financing Costs
---------------

Financing costs are amortized to interest expense over the life of the note using the level yield method.

Income Taxes
------------

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Net Income per Limited Partnership Unit
---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the years ended December 31, 1996 and 1995 was 197,276 and 200,069, respectively.

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Partnership considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
----------------

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

NOTE 2.  PARTNERSHIP AGREEMENT
         ---------------------

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1996 and 1995 was 196,425 and 199,224, respectively, which represented capital contributions of $19,642,500 and $19,922,400, respectively. During the years ended December
31, 1996 and 1995, the Partnership repurchased 2,799 units and 1,046 units, respectively, for $47,000 and $19,400, respectively. The General Partners owned 1,010 units at both December 31, 1996 and 1995.

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

The profits and losses of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners. Cash distributions from operations are allocated 95% to the Limited Partners and 5% to the General Partners.

The Partnership reimburses TWC for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $81,500 and $80,100 for such costs during the years ended December 31, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations.

Liquidation Stage
-----------------

The General Partners receive 1% of cash distributions from the sale or financing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded, annual return.

The General Partners generally receive 1% of profits and losses from the sale of Partnership properties. However, if applicable, profits on sale will first be allocated 100% to the General Partners to the extent of their negative capital account.

During the years ended December 31, 1996 and 1995, the General Partners received cash distributions of $14,700 and $11,000, respectively.

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

In January 1996, the Partnership purchased the Trailmont manufactured home community located in Nashville, Tennessee. The community is situated on 30 acres of land and contains 131 manufactured home sites. The Partnership's cost of the property was $2,114,500.

Property held for investment consists of five manufactured home communities summarized as follows:


Name of Property        Date Acquired           Location
----------------        -------------           --------
Pondarosa               March 31, 1986          Indianapolis, Indiana
Little Eagle            March 31, 1986          Indianapolis, Indiana
The Pines               August 1, 1986          Charleston, South Carolina
Shady Hills             September 30, 1986      Nashville, Tennessee
Trailmont               January 17, 1996        Nashville, Tennessee

                                                        December 31, 1996
                                                        -----------------
                Land                                    $ 1,192,600
                Buildings and improvements                5,047,000
                Fixtures and equipment                      106,200
                                                        -----------

                                                          6,345,800
                Less accumulated depreciation            (2,405,100)
                                                        -----------

                                                        $ 3,940,700
                                                        ===========

NOTE 4.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of undivided interests in two manufactured home communities summarized as follows:


                        Ownership
Name of Property        Percentage   Date Acquired         Location
----------------        ----------   -------------         --------

Big Country Estates       40%        December 1, 1986      Cheyenne, Wyoming
Harmony Ranch             25%        December 15, 1986     Thonotosassa, Florida

The remaining interests in the communities are owned by Windsor Park Properties 4, a California Limited Partnership, which has the same General Partners as the Partnership.

In September 1995, the Partnership and Windsor Park Properties 4 jointly obtained a $1,200,000 loan collateralized by the Harmony Ranch community. The Partnership's share of this loan is $300,000. The loan, which was originally payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95%, is due in September 2002. In March 1996, the loan was converted to a fixed rate loan bearing interest at 8.87%. All other terms remain the same. The Partnership and Windsor Park Properties 4 are contingently liable for the full amount of the loan.

The combined condensed financial position and results of operations of the joint ventures follow:


Financial Position                                 December 31, 1996
------------------                                 -----------------
Property held for investment, net                       $3,432,100
Cash                                                        43,700
Other assets                                               100,200
                                                        ----------

     Total assets
                                                        $3,576,000
                                                        ==========

Mortgage note payable                                   $1,200,000
Accounts payable                                            14,000
Other liabilities                                           55,400
                                                        ----------

     Total liabilities                                   1,269,400

Partners' equity                                         2,306,600
                                                        ----------

                                                        $3,576,000
                                                        ==========

                                        For The Year Ended December 31,
                                        -------------------------------

Results of Operations                       1996             1995
---------------------                   -----------       ---------
Property revenues                        $1,050,700       $932,500
                                         ----------       --------
Expenses:
  Property operating                        541,400        525,000
  Depreciation                              264,400        266,600
  Interest                                  114,300         43,600
                                         ----------       --------
                                            920,100        835,200
                                         ----------       --------

Net income                               $  130,600       $ 97,300
                                         ==========       ========


NOTE 5.  MORTGAGE NOTES PAYABLE
         ----------------------

In January 1996, the Partnership obtained a $1,800,000 loan collateralized by the Pondarosa, Little Eagle and Shady Hills manufactured home communities. The loan, which was originally payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95%, is due in January 2003. In March 1996, the loan was converted to a fixed rate loan bearing interest at 8.97%. All other terms remain the same.

In January 1996, in connection with the purchase of the Trailmont manufactured home community, the Partnership obtained a $1,050,000 loan collateralized by the property. The loan is payable in monthly interest only installments bearing interest at a fixed rate of 8.41% and is due in January 2003. In December 1996, after achieving certain net operating income levels, the Partnership obtained $120,400 of additional loan proceeds at the same terms.

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the Limited Partners for the years ended December 31, 1996 and 1995 follows:


                                1996                            1995
                        --------------------            --------------------
                                        Per                             Per
                        Amount          Unit            Amount          Unit
                        ------          ----            ------          ----
Net income
 - Limited Partners     $ 58,500        $ 0.30          $174,300        $ 0.87
Return of capital        221,500          1.12            35,700          0.18
                        --------        ------          --------        ------

                        $280,000        $ 1.42          $210,000        $ 1.05
                        ========        ======          ========        ======


NOTE 7.  INCOME TAXES
         ------------

Certain transactions of the Partnership are reported in different periods for financial and tax reporting purposes. A reconciliation between amounts reported for financial statement and federal tax return purposes as of December 31, 1996 and 1995 and for the years then ended follows:

                                           1996                             1995
                                --------------------------      ---------------------------
                                 Net
                                Income          Partners'         Net           Partners'
                                (Loss)           Equity         Income            Equity
                                ------          --------        ------          ---------
Per financial statements        $ 59,100        $3,126,200      $ 176,100       $3,408,800
Syndication costs                                2,203,400                       2,203,400
Gain on sale of property
  held for investment            (21,900)         (731,900)                       (710,000)

Provision for estimated
  loss in value of
  property held for
  investment                                     2,525,000                       2,525,000
Depreciation                     (59,400)          997,800        (57,200)       1,057,200
Other                              8,600           108,100         (6,800)          99,500
                                --------        ----------      ---------       ----------

Per Partnership tax
  return                        $(13,600)       $8,228,600      $ 112,100       $8,583,900
                                ========        ==========      =========       ==========

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of the financial instruments. The General Partners believe the carrying value of the mortgage notes payable approximates fair value based upon interest rates available for the issuance of debt with similar terms and maturities.

NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------


                                                          1996            1995
                                                        --------        --------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (none capitalized)                         $216,700         $   --
                                                        ========         =======

Supplemental schedule of noncash investing and financing activities:
--------------------------------------------------------------------

In 1996, the Partnership acquired the Trailmont community. A new note payable was obtained and a portion of the proceeds from the refinancing of existing Partnership properties was remitted directly to the seller, as follows:


        Total property cost                                     $ 2,114,500
        Note payable proceeds, net                               (1,005,000)
        Existing property financing proceeds to seller           (1,021,500)
                                                                -----------

        Cash paid                                               $    88,000
                                                                ===========

NOTE 10.  SUBSEQUENT EVENT
          ----------------

In February 1997, the Partnership purchased a 29% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $667,000. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Partnership's share of this loan is $881,600. The loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3-year Treasury Note plus 2.2%. The loan is due in March 2006. In connection with the purchase, the Partnership provided a $253,000 loan to an affiliated entity. The loan bears interest at prime plus 2% and is due no later than July 1997.

NOTE 11.  RESTATEMENT OF PARTNERS' EQUITY
          -------------------------------

Pursuant to the Partnership Agreement, net profits from the sale of Partnership properties should be allocated first to each partner with a negative capital account balance in an amount equal to the amount of the negative capital account of each partner. Subsequent to the issuance of the 1995 financial statements, the General Partners determined that the financial statements did not properly reflect the income allocation provisions of the Partnership Agreement. Accordingly, partners' equity at December 31, 1994 has been restated from the amounts previously reported to properly allocate net profits from the sale of Partnership properties among the partners in accordance with the provisions of the Partnership Agreement. The effect of this restatement on the Partnership's financial statements is summarized below:

                                As Previously
Equity Balance                     Report               As Restated
--------------                  -------------           -----------
General Partners                $ (536,200)             $   (1,900)
Limited Partners                $4,009,300              $3,475,000

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

The executive officers of Windsor and Wincorp do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is expected to be spent on matters unrelated to the Partnership, particularly after the completion of its offering and acquisition stages.

The names, ages, and nature of the positions held by the directors and executive officers of Wincorp follow:


        Name             Age                    Office
-----------------       -----   ------------------------------------------

John A. Coseo, Jr.      58      Chairman of the Board and Chief Executive
                                Officer
Patricia A. Coseo       55      Secretary and Director

A brief background of the directors and executive officers follows.

John A. Coseo, Jr. (58) was the founder of Windsor in 1974 and has been actively involved in all facets of the manufactured housing business since that time. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is the Chairman and chief executive officer of Wincorp. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934. Mr. Coseo is also Chairman, chief executive officer, and a trustee of Wincorp's first sponsored real estate investment trust, Windsor Real Estate Investment Trust 8. Mr. Coseo is the husband of Patricia A. Coseo.

Patricia A. Coseo (55) is and has been the Secretary and a Director of Windsor and Wincorp for the past ten years. She is involved in corporate planning and development, and is the spouse of John A. Coseo, Jr.

Item 10.    EXECUTIVE COMPENSATION
            ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to the directors or executive officers of The Windsor Corporation. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to The Windsor Corporation by the Partnership.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

(a)     Security Ownership of Certain Beneficial Owners

        No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)     Security Ownership of Management

        The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and
        (ii) all General Partners as a group as of December 31, 1996.

                                                            Amount and Nature of   Percent of
Title of Class                  Beneficial Owner            Beneficial Ownership      Class
---------------------------------------------------------------------------------------------
Units of Limited
  Partnership Interest          John A. Coseo, Jr.
                                  A General Partner                  10               .005%

Units of Limited                The Windsor Corporation
  Partnership Interest            A General Partner               1,000               .509%
                                                            --------------------   ----------
Units of Limited                All General Partners
  Partnership Interest            As a group                      1,010               .514%
                                                            ====================   ==========

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1996 and 1995.


Form of Compensation and Entity Receiving                 1996           1995
-----------------------------------------                 ----           ----
Expense reimbursement - The Windsor Corporation         $81,500         $80,100
Cash distributions - The Windsor Corporation            $14,700         $11,000

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

        (a)     Exhibits and Index of Exhibits

                (3) - Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 2-99697 and incorporated herein by reference.

                (27) - Financial Data Schedule

        (b)     Reports on Form 8-K

                There were no reports on Form 8-K filed during the last quarter of the period covered by this Form 10-KSB.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 1997

                                        WINDSOR PARK PROPERTIES 3
                                        A California Limited Partnership

                                        By: /s/ John A. Coseo, Jr.
                                            ----------------------
                                            John A. Coseo, Jr.
                                            Individual General Partner

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature               Title                                   Date
---------               -----                                   ----
/s/ John A. Coseo, Jr.   General Partner and Chairman of the    March 26, 1997
----------------------   Board of The Windsor Corporation
JOHN A. COSEO, JR.       (Principal Executive Officer of The
                         Windsor Corporation)


/s/ Patricia A. Coseo    Director of The Windsor Corporation    March 26, 1997
---------------------
PATRICIA A. COSEO