Form 10QSB
period 1997-03-31
WINDSOR PARK PROPERTIES 3
filed 1997-05-13
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


    For the quarterly period ended     March 31, 1997
                                    -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



    For the transition period from ___________________ to ____________________


    Commission file number   0-15699
                             -----------------------------------------------


          WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            California                                       33-0115651
-----------------------------------------              ------------------------
(State or other jurisdiction of incorporation                (IRS Employer
           or organization)                                Identification No.)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
-------------------------------------------------------------------------------
                   (Address of principal executive offices)




                                (619) 746-2411
--------------------------------------------------------------------------------
                          (Issuer's telephone number)



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



          SIGNATURE

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                             March 31, 1997
                                             --------------
ASSETS
------

Property held for investment:
  Land                                       $    1,192,600
  Buildings and improvements                      5,055,800
  Fixtures and equipment                            106,200
                                             --------------

                                                  6,354,600
Less accumulated depreciation                    (2,454,800)
                                             --------------

                                                  3,899,800

Investments in joint ventures                     1,458,900
Cash and cash equivalents                           370,700
Due from affiliate                                  244,000
Deferred financing costs                            124,800
Other assets                                         80,800
                                             --------------

                                             $    6,179,000
                                             ==============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage notes payable                     $    2,970,400
  Accounts payable                                   27,800
  Accrued expenses                                   85,600
  Tenant deposits and other liabilities              63,600
                                             --------------

                                                  3,147,400
                                             --------------
Partners' equity:
  Limited partners                                3,063,600
  General partners                                  (32,000)
                                             --------------

                                                  3,031,600
                                             --------------

                                             $    6,179,000
                                             ==============

                See accompanying notes to financial statements.

                      WINDSOR PARK PROPERTIES 3
                      -------------------------
                  (A California Limited Partnership)
                       STATEMENTS OF OPERATIONS
                       ------------------------
                             (unaudited)

                                            Three Months Ended March 31,
                                            ----------------------------
                                                1997            1996
                                            ------------    ------------
REVENUES
--------
Rent and utilities                          $    395,500    $    326,000
Equity in earnings of joint ventures              17,000          10,600
Interest                                          10,800          11,500
Other                                             11,800          10,700
                                            ------------    ------------

                                                 435,100         358,800
                                            ------------    ------------

COSTS AND EXPENSES
------------------

Property operating                               225,500         203,000
Interest                                          70,000          53,300
Depreciation and amortization                     49,600          47,700
General and administrative:
  Related parties                                 18,700          16,700
  Other                                           11,200          10,700
                                            ------------    ------------

                                                 375,000         331,400
                                            ------------    ------------

Net income                                  $     60,100    $     27,400
                                            ============    ============

Net income  - general partners              $        600    $        300
                                            ============    ============

Net income - limited partners               $     59,500    $     27,100
                                            ============    ============

Net income per limited partnership unit     $       0.30    $       0.14
                                            ============    ============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                           Three Months Ended March 31,
                                                       ------------------------------
                                                            1997             1996
                                                       -------------  -------------
Cash flows from operating activities:

  Net income                                           $      60,100  $      27,400
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             49,600         47,700
    Equity in earnings of joint ventures                     (17,000)       (10,600)
    Joint ventures' cash distributions                        17,000         10,600
    Loss on sale of property held for investment                              1,100
    Amortization of deferred financing costs                   5,000          4,100

    Changes in operating assets and liabilities:
      Other assets                                           107,200         88,300
      Accounts payable                                        (6,000)       (17,300)
      Accrued expenses                                       (28,300)
      Tenant deposits and other liabilities                      400          5,600
                                                       -------------  -------------

Net cash provided by operating activities                    188,000        156,900
                                                       -------------  -------------

Cash flows from investing activities:
  Investment in joint venture                               (636,200)
  Due from affiliate                                        (244,000)
  Joint ventures' cash distributions                          35,300         16,100
  Increase in property held for investment                   (10,000)       (92,800)
  Proceeds from sale of property held for investment             500            500
                                                       -------------  -------------

Net cash used in investing activities                       (854,400)       (76,200)
                                                       -------------  -------------

Cash flows from financing activities:
  Cash distributions                                        (147,400)      (147,400)
  Repurchase of limited partnership units                     (7,300)       (27,900)
  Proceeds from mortgage note payable                                       778,500
  Payment of deferred financing costs                                      (100,400)
                                                       -------------  -------------

Net cash (used in) provided by financing activities         (154,700)       502,800
                                                       -------------  -------------

Net (decrease) increase in cash and cash equivalents        (821,100)       583,500

Cash and cash equivalents at beginning of period           1,191,800        502,700
                                                       -------------  -------------

Cash and cash equivalents at end of period             $     370,700  $   1,086,200
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

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1997 and the related statements of operations and of cash flows for the three months ended March 31, 1997 and 1996 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

In February 1997, the Partnership purchased a 29% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $636,200. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Partnership's share of this loan is $881,600. The loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3-year Treasury Note plus 2.2% and the loan is due in March 2006.

The Partnership's investments in joint ventures consist of interests in four manufactured home communities at March 31, 1997. The combined condensed results of operations of the joint venture properties (including Apache East Estates and Denali Park Estates since their purchase) for the three months ended March 31, 1997 and 1996 follows:


                                1997          1996
                           ------------  -------------

      Total revenues       $   346,900   $   245,800
                           ------------  -------------
      Expenses:
      Property operating       160,200       124,700
      Depreciation              80,400        65,400
      Interest                  57,000        27,400
                           ------------  -------------
                               297,600       217,500
                           ------------  -------------

      Net income           $    49,300   $    28,300
                           ============  =============

NOTE 3.  DUE FROM AFFILIATE
         ------------------

In connection with the acquisition of the Apache East Estates and Denali Park Estates manufactured home communities, the Partnership provided a $244,000 advance to an affiliated entity. The advance bears interest at prime plus 2% and was fully collected in April 1997.

NOTE 4.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1997 and 1996 was 196,314 and 198,278, respectively.

NOTE 5.  RELATED PARTY TRANSACTIONS
         --------------------------

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

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $22,100 and $19,200 for such costs during the three months ended March 31, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statement of Operations.

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

During both the three months ended March 31, 1997 and 1996, the General Partners received cash distributions of $7,400.

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1997 and 1996 follows:

                                1997             1996
                           ---------------  ---------------
                                    Per               Per
                           Amount   Unit    Amount    Unit
                           ------   ----    ------    ----
Net income
 - Limited Partners       $ 59,500  $0.30   $ 27,100  $0.14
Return of capital           80,500   0.41    112,900   0.57
                          --------  -----   --------  -----
                          $140,000  $0.71   $140,000  $0.71
                          ========  =====   ========  =====

NOTE 7.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                      1997       1996
                                                    -------    -------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                     $64,200    $29,400
                                                    =======    =======

Supplemental schedule of non-cash investing and
-----------------------------------------------
 financing activities:
 --------------------

In 1996, the Partnership acquired the Trailmont community. A new note payable was obtained and a portion of the proceeds from the refinancing of existing Partnership properties was remitted directly to the seller, as follows:

               Total property cost                  $ 2,114,500
               Note payable proceeds, net            (1,005,000)
               Existing property financing
                proceeds to seller                   (1,021,500)
                                                    ------------
               Cash paid                            $    88,000
                                                    ============

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

March 31, 1997 as compared to December 31, 1996
-----------------------------------------------

The Partnership's primary sources of cash during the three months ended March 31, 1997 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for an investment in a joint venture, an advance to an affiliated entity and cash distributions to partners.

In February 1997, the Partnership purchased a 29% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the properties was $636,200. In connection with the purchase, the joint venture obtained a mortgage loan of $3,040,000, collateralized by the communities. The Partnership's share of the loan is $881,600. The loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3 year Treasury Note plus 2.2% and the loan is due in March 2006.

No further investment property acquisitions are planned by the General Partners.

In connection with the purchase of the Apache East Estates and Denali Park Estates manufactured home communities, the Partnership provided a $244,000 advance to an affiliated entity. The advance bears interest at prime plus 2% and was fully collected in April 1997.

At March 31, 1997 the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $4,152,000, consisting of $3,270,400 of fixed rate debt and $881,600 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.4%, respectively at March 31, 1997.

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

Results of Operations
---------------------

Three months ended March 31, 1997 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1996
----

The results of operations for the three months ended March 31, 1997 and 1996 are not directly comparable due to the purchases of the Trailmont, Apache East Estates and Denali Park Estates communities in January 1996, February 1997 and February 1997, respectively. The Partnership realized net income of $60,100 and $27,400 for the three months ended March 31, 1997 and 1996, respectively. Net income per limited partnership unit was $0.30 in 1997 and $0.14 in 1996.

As a result of the investment property purchases described above, all major revenue and expense categories increased in 1997, specifically rent and utilities revenues, equity in earnings of joint ventures, property operating costs, and deprecation and amortization.

The overall occupancy of the Partnership's five wholly-owned communities increased from 80% at March 31, 1996 to 89% at March 31, 1997. Recent rent increases implemented include $5 per month at both Pondarosa and Little Eagle effective January 1997; $20 per month at The Pines effective March 1997; and $20 per month at Shady Hills effective January 1997.

Equity in earnings of joint ventures represents the Partnership's share of the net income of two manufactured home communities in 1996 and four manufactured home communities in 1997 (as mentioned previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures increased from $10,600 in 1996 to $17,000 in 1997 due mainly to the purchase of the two additional joint venture interests. The overall occupancy of the Partnership's four joint venture properties was 88% at March 31, 1997, compared to 92% for two properties at March 31, 1996. Recent rent increases include $10 and $12 per month at Big Country effective February 1997 and 1996, respectively, and $10 per month at Harmony Ranch effective October 1996.

Interest expense increased from $53,300 in 1996 to $70,000 in 1997, due mainly to the loan obtained by the Partnership in connection with the acquisition of the Trailmont community in January 1996.

General and administrative expense increased from $27,400 in 1996 to $29,900 in 1997, due mainly to higher employee time charges from the General Partners.

                                    PART II
                                    -------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)  Exhibits and Index of Exhibits

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          1) A Form 8-K (dated March 5, 1997) was filed with regards to the Partnership's acquisition of interests in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona.

               The item reported in this current report was Item 2 (acquisition or disposition of assets).

          2) A Form 8-K/A (dated April 28, 1997) was filed with regards to the Partnership's acquisition of interests in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona.

               The items reported in this current report were Item 2 (acquisition or disposition of assets) and Item 7 (financial statements, proforma financial information and exhibits).

               A summary of the financial information included in the report follows:

               a) Financial Statements and Proforma Financial Information of Apache East Estates and Denali Park Estates Manufactured Home Communities.

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


                         WINDSOR PARK PROPERTIES 3,
                         A California Limited Partnership
                         --------------------------------
                                    (Registrant)


                         By:  The Windsor Corporation, General Partner



                         By  /s/ JOHN A. COSEO, JR.
                            ------------------------------
                            JOHN A. COSEO, JR.
                            Chief Financial Officer
                            (Principal Accounting Officer)


Date:  May 12, 1997