Form 10QSB
period 1997-06-30
WINDSOR PARK PROPERTIES 3
filed 1997-08-12
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended     June 30, 1997
                                    -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from ______________ to ________________


      Commission file number   0-15699
                             ------------


          WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
    ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           California                                   33-0115651
--------------------------------------     ---------------------------------

   (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)


          120 W. Grand Avenue, Suite 202, Escondido, California  92025
     -----------------------------------------------------------------------
                    (Address of principal executive offices)


                                (760) 746-2411
          ----------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  (_)
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

         SIGNATURE

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)

                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                             June 30, 1997
                                             -------------
ASSETS
------

Property held for investment:
  Land                                      $    1,192,500
  Buildings and improvements                     5,106,100
  Fixtures and equipment                           111,100
                                            --------------

                                                 6,409,700
Less accumulated depreciation                   (2,500,200)
                                            --------------

                                                 3,909,500

Investments in joint ventures                    1,440,900
Cash and cash equivalents                          615,800
Deferred financing costs                           119,900
Other assets                                        88,800
                                            --------------

                                            $    6,174,900
                                            ==============


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
 Mortgage notes payable                     $    2,970,400
 Accounts payable                                   29,500
 Accrued expenses                                   82,400
 Tenant deposits and other liabilities              64,500
                                            --------------

                                                 3,146,800
                                            --------------

Partners' equity:
  Limited partners                               3,060,100
  General partners                                 (32,000)
                                            --------------

                                                 3,028,100
                                            --------------

                                            $    6,174,900
                                            ==============

                See accompanying notes to financial statements.

                      WINDSOR PARK PROPERTIES 3
                      -------------------------
                  (A California Limited Partnership)

                       STATEMENTS OF OPERATIONS
                       ------------------------
                             (unaudited)

                                             Three Months Ended June 30,
                                             ---------------------------

                                                1997            1996
                                             -----------     -----------
REVENUES
--------

Rent and utilities                           $   404,200     $   350,900
Equity in earnings of joint ventures               2,300          11,500
Interest                                           9,300          12,000
Other                                              9,900           8,000
                                             -----------     -----------

                                                 425,700         382,400
                                             -----------     -----------

COSTS AND EXPENSES
------------------

Property operating                               268,600         220,200
Interest                                          70,000          68,500
Depreciation and amortization                     53,400          51,700
General and administrative:
  Related parties                                 19,200          16,300
  Other                                           11,300          12,300
                                             -----------     -----------

                                                 422,500         369,000
                                             -----------     -----------

Net income                                   $     3,200     $    13,400
                                             ===========     ===========

Net income  - general partners               $        --     $       100
                                             ===========     ===========

Net income - limited partners                $     3,200     $    13,300
                                             ===========     ===========

Net income per limited partnership unit      $      0.02     $      0.06
                                             ===========     ===========

                See accompanying notes to financial statements.

                      WINDSOR PARK PROPERTIES 3
                      -------------------------
                  (A California Limited Partnership)

                       STATEMENTS OF OPERATIONS
                       ------------------------
                             (unaudited)



                                             Six Months Ended June 30,
                                             -------------------------
                                                 1997          1996
                                             -----------   -----------
REVENUES
--------

Rent and utilities                           $   799,700   $   676,900
Equity in earnings of joint ventures              19,300        22,100
Interest                                          20,100        23,500
Other                                             21,700        18,700
                                             -----------   -----------

                                                 860,800       741,200
                                             -----------   -----------

COSTS AND EXPENSES
------------------

Property operating                               494,100       423,200
Interest                                         140,000       121,800
Depreciation and amortization                    103,000        99,400
General and administrative:
  Related parties                                 37,900        33,000
  Other                                           22,500        23,000
                                             -----------   -----------

                                                 797,500       700,400
                                             -----------   -----------

Net income                                   $    63,300   $    40,800
                                             ===========   ===========

Net income - general partners                $       600   $       400
                                             ===========   ===========

Net income - limited partners                $    62,700   $    40,400
                                             ===========   ===========

Net income per limited partnership unit      $      0.32   $      0.20
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

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                             Six Months Ended June 30,
                                                          ------------------------------
                                                               1997             1996
                                                          -------------    -------------
Cash flows from operating activities:
  Net income                                              $      63,300    $      40,800
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                               103,000           99,400
    Equity in earnings of joint ventures                        (19,300)         (22,100)
    Joint ventures' cash distributions                           19,300           22,100
    Loss on sale of property held for investment                 36,900              600
    Amortization of deferred financing costs                      9,900            9,100

  Changes in operating assets and liabilities:
      Other assets                                              109,700           11,600
      Accounts payable                                           (4,300)         (19,600)
      Accrued expenses                                          (38,500)            (700)
      Tenant deposits and other liabilities                       1,300            6,500
                                                          -------------    -------------

Net cash provided by operating activities                       281,300          147,700
                                                          -------------    -------------

Cash flows from investing activities:
  Investment in joint venture                                  (636,200)
  Increase in property held for investment                     (116,000)         (84,000)
  Joint ventures' cash distributions                             53,300           28,100
  Proceeds from sale of property held for investment              3,000           12,300
                                                          -------------    -------------

Net cash used in investing activities                          (695,900)         (43,600)
                                                          -------------    -------------

Cash flows from financing activities:
  Cash distributions                                           (147,400)        (147,400)
  Repurchase of limited partnership units                       (14,000)         (34,300)
  Proceeds from mortgage note payable                                            778,500
  Payment of deferred financing costs                                            (44,700)
                                                          -------------    -------------

Net cash (used in) provided by financing activities            (161,400)         552,100
                                                          -------------    -------------

Net (decrease) increase in cash and cash equivalents           (576,000)         656,200

Cash and cash equivalents at beginning of period              1,191,800          502,700
                                                          -------------    -------------

Cash and cash equivalents at end of period                $     615,800    $   1,158,900
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

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                       (A California Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1997 and the related statements of operations for the three and six months ended June 30, 1997 and 1996 and the statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

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

The Partnership's investments in joint ventures consist of undivided interests in four manufactured home communities at June 30, 1997. The combined condensed results of operations of the joint venture properties (including Apache East Estates and Denali Park Estates since their purchase) for the six months ended June 30, 1997 and 1996 follows:

                               1997          1996
                           -----------   -----------
      Total revenues       $   747,100   $   499,700
                           -----------   -----------
      Expenses:
      Property operating       357,300       254,200
      Depreciation             191,400       131,800
      Interest                 151,800        56,700
                           -----------   -----------

                               700,500       442,700
                           -----------   -----------

      Net income           $    46,600   $    57,000
                           ===========   ===========


NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1997 was 195,996 and 196,153, respectively; and 197,262 and 197,767 for the three and six months ended June 30, 1996, respectively.

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

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $22,800 and $19,300 for such costs during the three months ended June 30, 1997 and 1996, respectively; and $44,900 and $38,500 during the six months ended June 30, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

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

The General Partners received cash distributions of $7,400 during both the six months ended June 30, 1997 and 1996. The General Partners received no cash distributions during the three months ended June 30, 1997 and 1996.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1997 and 1996 follows:

                                  1997                      1996
                         ----------------------    ----------------------
                                           Per                     Per
                           Amount          Unit       Amount       Unit
                           ------          ----       ------       ----
Net income
 - limited partners       $   62,700    $  0.32    $   40,400    $   0.20
Return of capital             77,300       0.39        99,600        0.51
                          ----------    -------    ----------    --------

                          $  140,000    $  0.71    $  140,000    $   0.71
                          ==========    =======    ==========    ========

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                           1997          1996
                                                        ----------    ---------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest (none capitalized)                         $  129,200    $  91,800
                                                        ==========    =========

Supplemental schedule of non-cash investing and financing activities:
--------------------------------------------------------------------

In 1996, the Partnership acquired the Trailmont community. A new note payable was obtained and a portion of the proceeds from the refinancing of existing Partnership properties was remitted directly to the seller, as follows:

                                                                     1996
                                                               ---------------

           Total property cost                                 $    2,114,500
           Note payable proceeds, net                              (1,005,000)
           Existing property financing proceeds to seller          (1,021,500)
                                                               ---------------

           Cash paid                                           $       88,000
                                                               ===============

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                       (A California Limited Partnership)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

June 30, 1997 as compared to December 31, 1996
----------------------------------------------

The Partnership's primary sources of cash during the six months ended June 30, 1997 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for an investment in a joint venture and cash distributions to partners.

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

At June 30, 1997 the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $4,152,000, consisting of $3,270,400 of fixed rate debt and $881,600 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.4%, respectively, at June 30, 1997.

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

Results of Operations
---------------------

Six months ended June 30, 1997 as compared to six months ended June 30, 1996
----------------------------------------------------------------------------

The results of operations for the six months ended June 30, 1997 and 1996 are not directly comparable due to the purchases of interests in the Trailmont, Apache East Estates and Denali Park Estates communities in January 1996, February 1997 and February 1997, respectively. The Partnership realized net income of $63,300 and $40,800 for the six months ended June 30, 1997 and 1996, respectively. Net income per limited partnership unit was $0.32 in 1997 and $0.20 in 1996.

Rent and utilities revenues increased from $676,900 in 1996 to $799,700 in 1997 due mainly to the acquisition of the Trailmont community in January 1996. In addition, the overall occupancy of the Partnership's five wholly-owned communities increased from 83% at June 30, 1996 to 89% at June 30, 1997. Recent rent increases implemented include $5 per month at both Pondarosa and Little Eagle effective January 1997; $20 per month at The Pines effective March 1997; and $20 per month at Shady Hills effective January 1997.

Equity in earnings of joint ventures represents the Partnership's share of the net income of four manufactured home communities in 1997 and two manufactured home communities in 1996 (as mentioned previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures was $19,300 and $22,100 for the six months ended June 30, 1997 and 1996, respectively. As projected, the Apache East Estates and Denali Park Estates communities have incurred book losses since their acquisition, resulting in lower equity in earnings of joint ventures in 1997. However, after adding back noncash depreciation expense, these properties are generating cash flow to the Partnership as expected. The overall occupancy of the Partnership's four joint venture properties was 85% at June 30, 1997 compared to 94% for two joint venture properties at June 30, 1996. Recent rent increases include $10 and $12 per month at Big Country effective February 1997 and 1996, respectively; and $10 per month at Harmony Ranch effective October 1996.

Interest income decreased from $23,500 in 1996 to $20,100 in 1997 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses increased from $423,200 in 1996 to $494,100 in 1997. The increase is due to the acquisition of the Trailmont community in January 1996 and due to higher wage and utility costs.

Interest expense increased from $121,800 in 1996 to $140,000 in 1997 due mainly to the loan obtained by the Partnership in connection with the acquisition of the Trailmont community in January 1996, and due to the additional $120,400 draw taken on the loan in December 1996.

General and administrative expense increased from $56,000 in 1996 to $60,400 in 1997, due mainly to higher employee time charges from the General Partners, resulting from the addition of new investment properties to the portfolio.

Three months ended June 30, 1997 as compared to three months ended June 30, 1996
--------------------------------------------------------------------------------

The results of operations for the three months ended June 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates communities in February 1997. The Partnership realized net income of $3,200 and $13,400 for the three months ended June 30, 1997 and 1996, respectively. Net income per limited partnership unit was $0.02 in 1997 and $0.06 in 1996.

Rent and utilities revenues increased from $350,900 in 1996 to $404,200 in 1997 for the reasons discussed previously.

Equity in earnings of joint ventures represents the Partnership's share of the net income of four manufactured home communities in 1997 and two manufactured home communities in 1996 (as mentioned previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures decreased from $11,500 in 1996 to $2,300 in 1997 for the reasons discussed previously.

Interest income decreased from $12,000 in 1996 to $9,300 in 1997 due mainly to lower cash balances maintained by the Partnership.

Interest expense increased from $68,500 in 1996 to $70,000 in 1997, for the reasons discussed previously.

General and administrative expense increased from $28,600 in 1996 to $30,500 in 1997 due mainly to higher employee time charges from the General Partners, resulting from the addition of new investment properties to the portfolio.

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


Date:  August 11, 1997