Form 10QSB
period 1997-09-30
WINDSOR PARK PROPERTIES 3
filed 1997-11-14
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549


                                 FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


        For the quarterly period ended September 30, 1997
                                       ------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


        For the transition period from ________________ to ________________


          Commission file number 0-15699
                                 -------


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


              6430 South Quebec Street, Englewood, Colorado 80111
              ---------------------------------------------------
                    (Address of principal executive offices)


                                (303) 741-3707
                          ---------------------------
                          (Issuer's telephone number)


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


          SIGNATURE

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                 (unaudited)


                                                          September 30, 1997
                                                       ------------------------

ASSETS
------

Property held for investment:
  Land                                                       $ 1,192,600
  Buildings and improvements                                   5,182,300
  Fixtures and equipment                                         114,300
                                                             -----------

                                                               6,489,200
Less accumulated depreciation                                 (2,552,400)
                                                             -----------

                                                               3,936,800

Investments in joint ventures                                  1,414,800
Cash and cash equivalents                                        511,700
Deferred financing costs                                         114,900
Other assets                                                      89,600
                                                             -----------

                                                             $ 6,067,800
                                                             ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
 Mortgage notes payable                                      $ 2,970,400
 Accounts payable                                                 38,400
 Accrued expenses                                                120,700
 Tenant deposits and other liabilities                            61,900
                                                             -----------

                                                               3,191,400
                                                             -----------

Partners' equity:
  Limited partners                                             2,915,600
  General partners                                               (39,200)
                                                             -----------

                                                               2,876,400
                                                             -----------

                                                             $ 6,067,800
                                                             ===========

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                               Three Months Ended September 30,
                                               --------------------------------

                                                      1997            1996

REVENUES
--------

Rent and utilities                                  $404,900        $367,300
Equity in earnings of joint ventures                  (7,600)          9,100
Interest                                               6,100          12,900
Other                                                  9,900           6,900
                                                    --------        --------

                                                     413,300         396,200
                                                    --------        --------

COSTS AND EXPENSES
------------------

Property operating                                   255,900         253,400
Interest                                              69,900          67,400
Depreciation and amortization                         52,200          52,100
General and administrative:
  Related parties                                     17,200          16,700
  Other                                                9,100           7,700
                                                    --------        --------

                                                     404,300         397,300
                                                    --------        --------

Net income (loss)                                   $  9,000        $ (1,100)
                                                    ========        ========

Net income (loss) - general partners                $     --        $     --
                                                    ========        ========

Net income (loss) - limited partners                $  9,000        $ (1,100)
                                                    ========        ========

Net income (loss) per limited partnership unit      $   0.05        $  (0.01)
                                                    ========        ========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                                Nine Months Ended September 30,
                                                -------------------------------

                                                       1997          1996

REVENUES
--------

Rent and utilities                                  $1,204,600    $1,044,200
Equity in earnings of joint ventures                    11,700        31,200
Interest                                                26,300        36,400
Other                                                   31,600        25,600
                                                    ----------    ----------

                                                     1,274,200     1,137,400
                                                    ----------    ----------

COSTS AND EXPENSES
------------------
Property operating                                     750,100       676,600
Interest                                               209,900       189,200
Depreciation and amortization                          155,200       151,500
General and administrative:
  Related parties                                       55,100        49,700
  Other                                                 31,600        30,700
                                                    ----------    ----------

                                                     1,201,900     1,097,700
                                                    ----------    ----------

Net income                                          $   72,300    $   39,700
                                                    ==========    ==========

Net income - general partners                       $      700    $      400
                                                    ==========    ==========

Net income - limited partners                       $   71,600    $   39,300
                                                    ==========    ==========

Net income per limited partnership unit             $     0.36    $     0.19
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

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                Nine Months Ended September 30,
                                                -------------------------------

                                                     1997             1996
                                                --------------   --------------
Cash flows from operating activities:
  Net income                                      $   72,300       $   39,700
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                    155,200          151,500
    Equity in earnings of joint ventures             (11,700)         (31,200)
    Joint ventures' cash distributions                11,700           31,200
  Gain/Loss on sale of property held for
   investment                                         36,900           (3,500)
    Amortization of deferred financing costs          14,900           14,000

  Changes in operating assets and liabilities:
    Other assets                                     108,900            5,100
    Accounts payable                                   4,600          (14,900)
    Accrued expenses                                    (200)          14,700
    Tenant deposits and other liabilities             (1,300)           8,900
                                                  ----------       ----------

Net cash provided by operating activities            391,300          215,500
                                                  ----------       ----------

Cash flows from investing activities:
  Investment in joint venture                       (636,200)
  Increase in property held for investment          (195,500)        (118,600)
  Joint ventures' cash distributions                  79,400           56,500
  Proceeds from sale of property held for
   investment                                          3,000           14,500
                                                  ----------       ----------

Net cash used in investing activities               (749,300)         (47,600)
                                                  ----------       ----------

Cash flows from financing activities:
  Cash distributions                                (294,700)        (294,700)
  Repurchase of limited partnership units            (27,400)         (38,200)
  Proceeds from mortgage note payable                                 778,500
  Payment of deferred financing costs                                 (44,700)
                                                  ----------       ----------

Net cash (used in) provided by financing
 activities                                         (322,100)         400,900
                                                  ----------       ----------

Net (decrease) increase in cash and cash
 equivalents                                        (680,100)         568,800

Cash and cash equivalents at beginning
 of period                                         1,191,800          502,700
                                                  ----------       ----------

Cash and cash equivalents at end of period        $  511,700       $1,071,500
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

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1997 and the related statements of operations for the three and nine months ended September 30, 1997 and 1996 and the statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

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

The Partnership's investments in joint ventures consist of undivided interests in four manufactured home communities at September 30, 1997. The combined condensed results of operations of the joint venture properties (including Apache East Estates and Denali Park Estates since their purchase) for the nine months ended September 30, 1997 and 1996 follows:

                                                     1997           1996
                                                 ------------   ------------

    Total revenues                                $1,146,700       $770,400
                                                  ----------       --------
    Expenses:
      Property operating                             575,500        404,100
      Depreciation                                   245,800        198,400
      Interest                                       302,200         85,500
                                                  ----------       --------

                                                   1,123,500        688,000
                                                  ----------       --------

    Net income                                    $   23,200       $ 82,400
                                                  ==========       ========

NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1997 was 196,634 and 196,910, respectively; and 196,941 and 197,490 for the three and nine months ended September 30, 1996, respectively.

NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

The General Partners of the Partnership are The Windsor Corporation, a California corporation.

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

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $19,500 and $19,500 for such costs during the three months ended September 30, 1997 and 1996, respectively; and $61,000 and $58,000 during the nine months ended September 30, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

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

The General Partners received cash distributions of $14,700 during both the nine months ended September 30, 1997 and 1996. The General Partners received $7,300 in distributions during both the three months ended September 30, 1997 and 1996.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1997 and 1996 follows:



                                         1997                   1996
                                 --------------------   --------------------

                                               Per                    Per
                                   Amount      Unit       Amount      Unit
                                 ----------  --------   ----------  --------
Net income - limited partners     $ 71,600     $0.36     $ 39,300     $0.19
Return of capital                  208,400      1.06      240,700      1.23
                                  --------     -----     --------     -----

                                  $280,000     $1.42     $280,000     $1.42
                                  ========     =====     ========     =====

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                        1997          1996
                                                    ------------  ------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                       $194,100      $154,300
                                                      ========      ========


Supplemental schedule of non-cash investing and financing activities:
--------------------------------------------------------------------

In 1996, the Partnership acquired the Trailmont community. A new note payable was obtained and a portion of the proceeds from the refinancing directly to the seller, as follows:

                                                             1996
                                                         -----------

      Total property cost                                $ 2,114,600
      Note payable proceeds, net                          (1,005,000)
      Existing property financing proceeds to seller      (1,021,500)
                                                         -----------

      Cash paid                                          $    88,100
                                                         ===========

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

September 30, 1997 as compared to December 31, 1996
---------------------------------------------------

The Partnership's primary sources of cash during the nine months ended September 30, 1997 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for an investment in a joint venture and cash distributions to partners.

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

At September 30, 1997 the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $4,152,000, consisting of $3,270,400 of fixed rate debt and $881,600 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.4%, respectively, at September 30, 1997.

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

Results of Operations
---------------------

Nine months ended September 30, 1997 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1996
--------

The results of operations for the nine months ended September 30, 1997 and 1996 are not directly comparable due to the purchases of interests in the Trailmont, Apache East Estates and Denali Park Estates communities in January 1996, February 1997 and February 1997, respectively. The Partnership realized net income of $72,300 and $39,700 for the nine months ended September 30, 1997 and 1996, respectively. Net income per limited partnership unit was $0.37 in 1997 and $0.19 in 1996.

Rent and utilities revenues increased from $1,044,200 in 1996 to $1,204,600 in 1997 due mainly to the acquisition of the Trailmont community in January 1996. In addition, the overall occupancy of the Partnership's five wholly-owned communities increased from 88% at September 30, 1996 to 90% at September 30, 1997. Recent rent increases implemented include $5 per month at both Pondarosa and Little Eagle effective January 1997; $20 per month at The Pines effective March 1997; and $20 per month at Shady Hills effective January 1997.

Equity in earnings of joint ventures represents the Partnership's share of the net income of four manufactured home communities in 1997 and two manufactured home communities in 1996 (as mentioned previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures was $11,700 and $31,200 for the nine months ended September 30, 1997 and 1996, respectively. As projected, the Apache East Estates and Denali Park Estates communities have incurred book losses since their acquisition, resulting in lower equity in earnings of joint ventures in 1997. However, after adding back noncash depreciation expense, these properties are generating cash flow to the Partnership as expected. The overall occupancy of the Partnership's four joint venture properties was 86% at September 30, 1997 compared to 94% for two joint venture properties at September 30, 1996. Recent rent increases include $10 and $12 per month at Big Country effective February 1997 and 1996, respectively; and $10 per month at Harmony Ranch effective October 1996.

Interest income decreased from $36,400 in 1996 to $26,300 in 1997 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses increased from $676,600 in 1996 to $750,100 in 1997. The increase is due to the acquisition of the Trailmont community in January 1996 and due to higher wage and utility costs.

Interest expense increased from $189,200 in 1996 to $209,900 in 1997 due mainly to the loan obtained by the Partnership in connection with the acquisition of the Trailmont community in January 1996, and due to the additional $120,400 draw taken on the loan in December 1996.

General and administrative expense increased from $80,400 in 1996 to $86,700 in 1997, due mainly to higher employee time charges from the General Partners, resulting from the addition of new investment properties to the portfolio.

Three months ended September 30, 1997 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1996
------------------

The results of operations for the three months ended September 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates communities in February 1997. The Partnership realized net income of $9,000 and a net loss of $1,100 for the three months ended September 30, 1997 and 1996, respectively. Net income per limited partnership unit was $0.05 in 1997 and a net loss of $0.01 in 1996.

Rent and utilities revenues increased from $367,300 in 1996 to $404,900 in 1997 for the reasons discussed previously.

Equity in earnings of joint ventures represents the Partnership's share of the net income of four manufactured home communities in 1997 and two manufactured home communities in 1996 (as mentioned previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures decreased from $9,100 in 1996 to a loss of $7,600 in 1997 for the reasons discussed previously.

Interest income decreased from $12,900 in 1996 to $6,100 in 1997 due mainly to lower cash balances maintained by the Partnership.

Interest expense increased from $67,400 in 1996 to $69,900 in 1997, for the reasons discussed previously.

General and administrative expense increased from $24,400 in 1996 to $26,300 in 1997 due mainly to higher employee time charges from the General Partners, resulting from the addition of new investment properties to the portfolio.

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


                                   WINDSOR PARK PROPERTIES 3,
                                   A California Limited Partnership
                                   --------------------------------
                                            (Registrant)


                                   By:  The Windsor Corporation, General Partner



                                   By  /s/ Steven G. Waite
                                       -------------------------
                                       STEVEN G. WAITE
                                       President

Date:  November 14, 1997