Form 10KSB40
period 1997-12-31
WINDSOR PARK PROPERTIES 3
filed 1998-03-31
CIK 774544

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from             to
                               ---------       ---------

Commission file number 0-15699

           WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
           -----------------------------------------------------------
              (Exact name of small business issuer in its charter)


          California                                    33-0115651
--------------------------------                      ---------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             6430 South Quebec Street, Englewood, Colorado     80111
           -------------------------------------------------------------
             (Address of principal executive offices)        (Zip Code)

Issuer's telephone number:   (303) 741-3707

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

                                TABLE OF CONTENTS

                                    PART I

                                                                                    Page
                                                                                    ----

Item 1.  Description of Business                                                     3

Item 2.  Description of Properties                                                   5

Item 3.  Legal Proceedings                                                           6

Item 4.  Submission of Matters to a Vote of Security Holders                         6

                                    PART II

Item 5.  Market for the Partnership's Units and Related Security Holder Matters      7

Item 6.  Management's Discussion and Analysis                                        7

Item 7.  Financial Statements                                                       10

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                   24

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of The Exchange Act                          24

Item 10. Executive Compensation                                                     25

Item 11. Security Ownership of Certain Beneficial Owners and Management             25

Item 12. Certain Relationships and Related Transactions                             26

Item 13. Exhibits and Reports on Form 8-K                                           27

         SIGNATURES                                                                 28

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

Business Development

Windsor Park Properties 3, a California Limited Partnership (the Partnership), was formed in August 1985 pursuant to the provisions of the California Uniform Limited Partnership Act. The General Partners of the Partnership are The Windsor Corporation, a California corporation, ("The Windsor Corporation") and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc. (Chateau), a publicly held real estate investment trust, purchased all of the outstanding capital stock of The Windsor Corporation for 101,239 common shares of Chateau, and $750,000 in cash. Following the purchase of The Windsor Corporation, Chateau appointed a new Board of Directors and elected Steven G. Waite as the President of the Windsor Corporation. The Partnership term is set to expire in December 1999; however, the Partnership may either be dissolved and liquidated earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

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

In February 1997, the Partnership purchased a 29% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $636,000. In connection with the purchase, the joint venture obtained a loan for $3,040,000, collateralized by the communities. The Partnership's share of this loan is $881,600.

The Partnership owns interests in the following manufactured home communities at December 31, 1997:


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


The above described ownership interests, where the Partnership owns less than 100% of a property consist of ownership interests in joint ventures or limited partnerships that own one or more manufactured home communities.

No further investment property acquisitions are planned by the General Partners.

The overall occupancy of the nine properties owned by the Partnership at December 31, 1997 was approximately 90%. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy.

Business of Issuer

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

The Partnership has no employees. Partnership administrative services are provided by The Windsor Corporation, which is reimbursed for costs incurred on behalf of the Partnership. Chateau Communities, Inc. employs all of the properties' on-site personnel and is reimbursed by the Partnership for all such costs.

Item 2.     DESCRIPTION OF PROPERTIES

The Partnership owns interests in nine properties at December 31, 1997. The Partnership operates the properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All properties are encumbered, except for The Pines and Big Country. It is the General Partners' opinion that the properties are in good condition and are adequately insured.



                                                  Little          The Pines
                              Pondarosa            Eagle          ---------       Shady Hills
                              ---------            -----         Charleston,      -----------
                            Indianapolis,      Indianapolis,       South          Nashville,
Location                       Indiana            Indiana         Carolina        Tennessee
---------------------------------------------------------------------------------------------
Percentage of
Ownership                          100%             100%              100%             100%
Date Acquired                     3/86             3/86              8/86             9/86
Acreage                             18               14                24               25
Number of
Spaces                             148               96               204              249
Monthly Rents (1)          $       202      $       183       $       124      $       162
Occupancy Level:
  December 31,
                  1997              98%              95%               81%              90%
Real Estate Taxes          $    12,900      $     7,500       $     7,000      $    38,300
Federal Tax
  Basis (4)                $   801,400      $   538,200       $ 1,123,500      $ 2,030,600
Mortgage  Information:
  Balance payable          $ 1,800,000               (2)             --                 (2)
  Interest rate                   8.97%              (2)             --                 (2)
Amortization                      --                 (2)             --                 (2)
 period
Maturity date                     1/03               (2)             --                 (2)
Balance due at
maturity                   $ 1,800,000               (2)             --                 (2)


                                           Big
                         Harmony         Country                        Apache            Denali
                          Ranch          Estates        Trailmont        East              Park
                          -----          -------        ---------        ----              ----
                       Thonotosassa,     Cheyenne,      Nashville,      Phoenix,          Phoenix,
Location                 Florida          Wyoming       Tennessee       Arizona            Arizona
--------------------------------------------------------------------------------------------------
Percentage of
Ownership                     25%             40%            100%             29%             29%
Date Acquired              12/86           12/86            1/96            2/97            2/97
Acreage                       29              28              30              16              33
Number of
Spaces                       193             255             131             123             162
Monthly Rents (1)     $      235      $      190      $      204      $      220      $      202
Occupancy Level:
  December 31,
             1997             89%             98%            100%             81%             81%
Real Estate Taxes     $   37,300      $   11,200      $   14,900      $   17,400      $   23,600
Federal Tax
  Basis (4)           $  434,800      $  806,300      $1,885,800      $  650,100      $  838,900
Mortgage
Information:
  Balance payable     $1,200,000            --        $1,170,400      $3,040,000              (3)
  Interest rate             8.87%           --              8.41%           8.38%             (3)
Amortization                --              --              --          24 years              (3)
  period
Maturity date               9/02            --              1/03            3/06              (3)
Balance due at
 maturity             $1,200,000            --        $1,170,400      $2,583,200              (3)

(1)      Average rental rates in effect on December 31, 1997.
(2)      Same mortgage note payable as Pondarosa.
(3)      Same mortgage note payable as Apache East
(4) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.

Item 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Partnership is a party or of which any of its properties is the subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

A public market for the Partnership's units does not exist and is not likely to develop. As of December 31, 1997, there were approximately 3,100 persons holding an aggregate of 194,039 Units.

Cash distributions paid to the limited partners since December 31, 1995 are as follows:


                                                        Per $1,000
                                                        Originally
Date Paid                   Amount (1)                 Invested (2)
---------                   ----------                 ------------
August 1997                   $140,000                        $6.96
February 1997                 $140,000                        $6.96

August 1996                   $140,000                        $6.96
February 1996                 $140,000                        $6.96

(1)      Amounts exclude General Partner participation.
(2)      Computed based on $20,100,000 original investment.

Cash distributions paid to the General Partners since December 31, 1995 were $29,400. The General Partners expect that the Partnership will make cash distributions on a semi-annual basis in the future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Annual Report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Liquidity and Capital Resources

The Partnership's primary sources of cash during the years ended December 31, 1997 and 1996 were from the operations of its investment properties, cash distributions from joint ventures and proceeds from mortgage notes payable. The primary uses of cash during the same period were for the purchase of an investment property and cash distributions to partners.

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

In February 1997, the Partnership purchased a 29% interest in the Apache East and Denali Park manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the properties was $636,000. In connection with the purchase, the joint venture obtained a mortgage loan of $3,040,000, collateralized by the communities. The Partnership's share of the loan is $881,600. The loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate and variable rate adjusts to the yield on the 3 year Treasury Note plus 2.2%. The loan is due in March 2006.

At December 31, 1997, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was approximately $4,152,000, consisting of $3,270,400 of fixed rate debt and $881,600 of variable rate debt. The average rate of interest on the fixed rate debt and variable rate was 8.8% and 8.4% respectively at December 31, 1997.

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

Due to exceptional weather conditions in the Florida area in the winter of 1997, portions of the Harmony Ranch property experienced flood conditions. The flooded areas affect approximately 25 homesites and have caused these sites to be unusable. Although this condition is expected to correct itself, the flood may have negative effects on the amount of proceeds that the Partnership is able to realize on the sale of the property. The Partnership does expect to realize the carrying value of the property.

Results of Operations

The results of operations for the years ended December 31, 1997 and 1996 are not directly comparable due to the purchase of the Trailmont community in January 1996 and the purchase of the Apache East and Denali park communities in February 1997. The Partnership realized net income of $74,600 and $59,100 for the years ended December 31, 1997 and 1996, respectively. Net income per limited partnership unit was $.38 in 1997 and $.30 in 1996.

Rent and utility revenues increased from $1,421,700 in 1996 to $1,610,600 in 1997. The increase is due mainly to increased occupancy in the Partnerships' five wholly owned communities from 89 percent at December of 1996 to 92 percent at December 1997. The Partnership implemented a $20 per month rent increase at Shady Hills, effective in January 1997 and a $9 per month rent increase at Trailmont in April of 1997. The partnership also implemented a $20 per month water/sewer charge at The Pines, effective in April 1997 and a $5 per month trash charge at Ponderosa, effective in January 1997.

Equity in earnings of joint ventures, which reflects the Partnership's share of the net income of the Big Country Estates, Harmony Ranch, Apache and Denali manufactured home communities, was $18,200 and $49,700 for the years ended December 31, 1997 and 1996, respectively. The overall occupancy of the four joint venture properties decreased from 92% at December 31, 1996 to 90% at December 31, 1997. The decrease in equity is attributable to the losses recorded at Apache East and Denali Park in 1997.

Property operating expenses increased from $929,400 in 1996 to $1,039,200 in 1997 due mainly to the increased occupancy realized by the Partnership's wholly owned communities.

Interest income decreased from $50,400 in 1996 to $33,000 in 1997 due mainly to lower cash balances maintained by the Partnership.

Depreciation expense remained relatively flat at December 1997 compared to the same period in 1996.

Interest expense increased from $256,600 in 1996 to $279,900 in 1997 due to the loan obtained by the Partnership in February 1997, as discussed previously.

General and administrative expense decreased slightly from $108,300 in 1996 to $101,000 in 1997.

New Accounting Standards

In 1997, the Partnership adopted SFAS No. 128 ("SFAS 128"), "Earnings Per Share." This accounting standard specifies new computation, presentation and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 had no effect on the per unit results reported.

Year 2000 Compliance

The Partnership is currently engaged in a review with its software vendors to ensure all systems are modified for year 2000 compliance. Since all systems are owned and maintained by third party vendors, the Partnership believes that the additional cost for compliance will not be material to future results of operations, financial condition or cash flows of the Partnership.

Item 7.  FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report:


                                                                            Page
                                                                            ----
Report of Independent Accountants                                             11

Balance Sheet as of December 31, 1997                                         13

Statements of Operations for the years ended
  December 31, 1997 and 1996                                                  14

Statements of Partners' Equity for the years ended
  December 31, 1997 and 1996                                                  15

Statements of Cash Flows for the years ended
  December 31, 1997 and 1996                                                  16

Notes to Financial Statements                                                 17

REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
Windsor Park Properties 3
(A California Limited Partnership)
Englewood, CO



We have audited the accompanying balance sheet of Windsor Park Properties 3, a California Limited Partnership, (the Partnership) as of December 31, 1997 and the related statements of operations, partners' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Park Properties 3 as of December 31, 1997 and the results of its operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.

Denver, Colorado
March 30, 1998

INDEPENDENT AUDITORS' REPORT



The Partners
Windsor Park Properties 3
(A California Limited Partnership)
Escondido, California



We have audited the accompanying statements of operations, partners' equity and cash flows of Windsor Park Properties 3 (the Partnership) for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations of Windsor Park Properties 3 and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Costa Mesa, California
February 28, 1997

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                                  BALANCE SHEET


                                                                  December 31, 1997
                                                                  -----------------
ASSETS

Property held for investment, net                                  $      3,905,800
Investments in joint ventures and limited partnerships                    1,423,400
Cash and cash equivalents                                                   586,100
Deferred financing costs, net                                               109,900
Other assets                                                                 70,900
                                                                   ----------------
Total Assets                                                       $      6,096,100
                                                                   ================


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Mortgage notes payable                                          $     2,970,400
   Accounts payable                                                         35,100
   Accrued expenses                                                         99,000
   Tenant deposits and other liabilities                                    62,500
   Due to General Partners and affiliates                                   70,300
                                                                   ---------------
Total Liabilities                                                        3,237,300
                                                                   ---------------
Partners' equity:
   Limited partners                                                      2,898,000
   General partners                                                        (39,200)
                                                                   ---------------
                                                                         2,858,800
                                                                   ===============
Total Liabilities and Partners' Equity                             $     6,096,100
                                                                   ===============

                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS


                                                                    For the Year Ended December 31,
                                                                  ----------------------------------

                                                                     1997                    1996
                                                                  ----------              ----------
REVENUES

Rent and utilities                                                $1,610,600              $1,421,700
Equity in earnings of joint ventures and limited partnerships         18,200                  49,700
Interest                                                              33,000                  50,400
Other                                                                 40,300                  36,000
                                                                  ----------              ----------

                                                                   1,702,100               1,557,800
                                                                  ----------              ----------


COSTS AND EXPENSES

Property operating                                                 1,039,200                 929,400
Interest                                                             279,900                 256,600
Depreciation and amortization                                        207,400                 204,400
General and administrative:
  Related parties                                                     63,700                  69,700
  Other                                                               37,300                  38,600
                                                                  ----------              ----------

                                                                   1,627,500               1,498,700
                                                                  ----------              ----------

Net income                                                        $   74,600              $   59,100
                                                                  ==========              ==========

Net income - general partners                                     $      700              $      600
                                                                  ==========              ==========

Net income - limited partners                                     $   73,900              $   58,500
                                                                  ==========              ==========

Basic and dilutive earnings per limited partnership unit          $      .38              $      .30
                                                                  ==========              ==========

                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                    General Partners   Limited Partners      Total
                                    ----------------   ----------------   -----------

Balance at December 31, 1995        $   (11,100)       $ 3,419,900        $ 3,408,800

Cash distributions                      (14,700)          (280,000)          (294,700)

Net income                                  600             58,500             59,100

Repurchase of limited
  partnership units                                        (47,000)           (47,000)
                                    -----------        -----------        -----------
Balance at December 31, 1996            (25,200)         3,151,400          3,126,200
                                    -----------        -----------        -----------
   Cash distributions                   (14,700)          (280,000)          (294,700)

   Net Income                               700             73,900             74,600

   Repurchase of limited partnership
   units                                                   (47,300)           (47,300)
                                    -----------        -----------        -----------
   Balance at December 31, 1997     $   (39,200)       $ 2,898,000        $ 2,858,800
                                    ===========        ===========        ===========



                 See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS


                                                                                                    For The Year Ended December 31,
                                                                                                    -------------------------------
                                                                                                       1997                1996
                                                                                                    -----------      --------------
Cash flows from operating activities:
  Net income                                                                                        $    74,600      $    59,100
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                                       207,400          204,400
    Equity in earnings of joint ventures and limited partnerships                                       (18,200)         (49,700)
    Joint ventures' and limited partnerships cash distributions                                          18,200           49,700
    Loss on sale of property held for
      investment                                                                                         36,900            3,400
    Amortization of deferred financing costs                                                             19,900           19,000
  Changes in operating assets and liabilities:                                                               --
    Decrease (increase) in other assets                                                                 127,600          (86,500)
    Increase (decrease) in accounts payable                                                               1,300          (14,500)
    (Decrease) increase in accrued expenses                                                             (21,900)          21,200
    (Decrease) increase tenant deposits and other liabilities                                              (700)          17,700
    Increase due to General Partner and affiliates                                                       70,300             --
                                                                                                    -----------      -----------

Net cash provided by operating activities                                                               515,400          223,800
                                                                                                    -----------      -----------
Cash flows from investing activities:
  Increase in property held for investment                                                             (216,700)        (135,100)
  Joint ventures' and limited partnerships cash distributions                                            92,600           79,500
  Proceeds from sale of property held for
    Investment                                                                                            3,000           11,800
  Investment in joint ventures and limited partnerships                                                (658,000)            --
                                                                                                    -----------      -----------

  Net cash used in investing activities                                                                (779,100)         (43,800)
                                                                                                    -----------      -----------
Cash flows from financing activities:
  Proceeds from mortgage notes payable                                                                     --            898,900
  Cash distributions                                                                                   (294,700)        (294,700)
  Repurchase of limited partnership units                                                               (47,300)         (47,000)
  Payment of deferred financing costs                                                                      --            (48,100)
                                                                                                    -----------      -----------
Net cash provided by (used in) financing activities                                                    (342,000)         509,100
                                                                                                    -----------      -----------
Net (decrease) increase in cash and cash equivalents                                                   (605,700)         689,100

Cash and cash equivalents at beginning of year                                                        1,191,800          502,700
                                                                                                    -----------      -----------
Cash and cash equivalents at end of year                                                            $   586,100      $ 1,191,800
                                                                                                    ===========      ===========




                 See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership

Windsor Park Properties 3, A California Limited Partnership ("the Partnership"), was formed in August 1985 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc. ("Chateau"), a publicly held real estate investment trust, purchased 100 percent of the shares of the Windsor Corporation.

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

The following is a summary of the Partnership's significant accounting policies:

Property Held For Investment

Property held for investment is recorded at the lower of cost or net realizable value and depreciated over various estimated useful lives (buildings and improvements - 5 to 20 years; fixtures and equipment - 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

In 1996, the Partnership adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The adoption of SFAS No. 121 had no effect on the reported results in 1996.

For the years ended December 31, 1997 and 1996, permanent impairment conditions did not exist at the Partnership's properties.

Investments in Joint Ventures and Limited Partnerships

The investments in joint ventures are accounted for utilizing the equity method as the properties are subject to joint control requiring approval or mutual agreement of the investees. The investment in Limited Partnerships is also accounted for utilizing the equity method as the Limited Partners have significant rights.

Financing Costs

Financing costs are amortized to interest expense over the life of the note utilizing a method, which approximates the effective interest method.

Income Taxes

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Basic and Dilutive Earnings per Limited Partnership Unit

Basic and dilutive earnings per limited partnership unit are calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated which is the same as income available to the Limited Partners. Basic and dilutive earnings per limited partnership unit are the same, as the Partnership has no dilutive securities. The weighted average number of limited partnership units outstanding during the years ended December 31, 1997 and 1996 was 195,411 and 197,276, respectively.

In 1997, the Partnership adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 had no effect on the per unit results previously reported.

Statements of Cash Flows

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

Revenue Recognition

Rental income is recognized when earned and due from residents. The leases entered into by residents for the rental of a site are generally for terms not longer than one year and renewable upon the consent of both parties or, in some instances, as provided by statute.

NOTE 2.  PARTNERSHIP AGREEMENT

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1997 and 1996 was 194,039 and 196,425, respectively, which represented capital contributions of $19,403,900 and $19,642,500, respectively. During the years ended December 31, 1997 and 1996, the Partnership repurchased 2,386 units and 2,799 units, respectively, for $47,300 and $47,000, respectively. The General Partners owned 1,010 units at both December 31, 1997 and 1996.

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

The Partnership reimburses TWC for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $73,600 and $81,500 for such costs during the years ended December 31, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations. As of December 31, 1997, the partnership owed TWC $14,000.

TWC is paid a management fee which is based on a percentage of actual gross receipts collected from the operations of the properties. TWC receives 2.5% for the Trailmont community. For the years ended December 31, 1997 and 1996, the total amounts paid to TWC were $8,900 and $7,900 respectively.

Liquidation Stage

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

The General Partners received cash distributions of $14,700 in each of the years ended December 31, 1997 and 1996.

NOTE 3.  PROPERTY HELD FOR INVESTMENT

In January 1996, the Partnership purchased the Trailmont manufactured home community located in Nashville, Tennessee. The community is situated on 30 acres of land and contains 131 manufactured home sites. The Partnership's cost of the property was $2,114,500.

Property held for investment consists of five manufactured home communities summarized as follows:


Name of Property                         Date Acquired                         Location
----------------                         -------------                         --------
Pondarosa                                March 31, 1986                        Indianapolis, Indiana
Little Eagle                             March 31, 1986                        Indianapolis, Indiana
The Pines                                August 1, 1986                        Charleston, South Carolina
Shady Hills                              September 30, 1986                    Nashville, Tennessee
Trailmont                                January 17, 1996                      Nashville, Tennessee


                                                      December 31, 1997
                                                      -----------------
Land                                                     $ 1,192,500
Buildings and improvements                                 5,203,600
Fixtures and equipment                                       114,300
                                                         -----------
                                                           6,510,400
Less accumulated depreciation                             (2,604,600)
                                                         -----------
                                                         $ 3,905,800
                                                         ===========

NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures consist of interests in four manufactured home communities summarized as follows:


                                       Ownership
Name of Property                      Percentage        Date Acquired                  Location
----------------                      ----------        -------------                  --------
Big Country Estates                       40%           December 1, 1986               Cheyenne, Wyoming
Harmony Ranch                             25%           December 15, 1986              Thonotosassa, Florida
Apache East                               29%           February 18, 1997              Phoenix, AZ
Denali Park                               29%           February 18, 1997              Phoenix, AZ

The remaining interests in the communities are owned by affiliated California limited partnerships, which have the same General Partners as the Partnership.

In February 1997, the Partnership purchased a 29% interest in the Apache East and Denali Park manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the properties was $636,000. In connection with the purchase, the limited partnership obtained a mortgage loan of $3,040,000, collateralized by the communities. The loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3 year Treasury Note plus 2.2%. The loan is due in March 2006.

Due to exceptional weather conditions in the Florida area in the winter of 1997, portions of the Harmony Ranch property experienced flood conditions. The flooded areas affect approximately 25 homesites and have caused these sites to be unusable. Although this condition is expected to correct itself, the flood may have negative effects on the amount of proceeds that we are able to realize on the sale of the property.

The combined condensed financial position and results of operations of the joint ventures and limited partnerships (including Apache East and Denali Park since their purchase) are as follows:


Financial Position                                           December 31, 1997
                                                             ------------------
Property held for investment, net                                $8,296,600
Cash                                                                170,900
Other assets                                                        222,700
                                                                 ----------
     Total assets                                                $8,690,200
                                                                 ==========

Mortgage note payable                                            $4,240,000
Accounts payable                                                     43,800
Other liabilities                                                    94,200
                                                                 ----------
     Total liabilities                                            4,378,000

Partners' equity                                                  4,312,200
                                                                 ----------
                                                                 $8,690,200
                                                                 ==========


                                For The Year Ended December 31,

Results of Operations               1997             1996
                               -----------        -----------
Property revenues              $ 1,567,000        $ 1,050,700
                               -----------        -----------
Expenses:
  Property operating               806,300            541,400
  Depreciation                     413,300            264,400
  Interest                         320,100            114,300
                               -----------        -----------

                                 1,539,700            920,100
                               -----------        -----------

Net income                     $    27,300        $   130,600
                               ===========        ===========


NOTE 5.  MORTGAGE NOTES PAYABLE

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

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the Limited Partners for the years ended December 31, 1997 and 1996 follows:


                                                         1997                                      1996
                                            ----------------------------------    -----------------------------------
                                                                     Per                                  Per
                                                 Amount             Unit             Amount               Unit
                                            ---------------    ---------------    ---------------    ---------------
Net income
 - Limited Partners                         $        73,900    $           .38    $        58,500    $          0.30
Return of capital                                   206,100               1.05            221,500               1.12
                                            ---------------    ---------------    ---------------    ---------------

                                            $       280,000    $          1.43    $       280,000    $          1.42
                                            ===============    ===============    ===============    ===============



NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of the financial instruments. The General Partners believe the carrying value of the mortgage notes payable approximates fair value based upon interest rates available for the issuance of debt with similar terms and maturities.

NOTE 8.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                            1997                   1996
                                                          --------               --------
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Interest (none capitalized)                           $280,800               $216,700
                                                          ========               ========


Supplemental schedule of noncash investing and financing activities:

In 1996, the Partnership acquired the Trailmont community. A new note payable was obtained and a portion of the proceeds from the refinancing of existing Partnership properties was remitted directly to the seller, as follows:


               Total property cost                                    $   2,114,500
               Note payable proceeds, net                                (1,005,000)
               Existing property financing proceeds to seller            (1,021,500)
                                                                      -------------
               Cash paid                                              $      88,000
                                                                      =============

NOTE 9.  CONTINGENCIES

The Partnership, as an owner of real estate, is subject to various environmental laws. Compliance by the Partnership with existing laws has not had a material effect on the results of operations, financial condition or cash flows of the Partnership, nor does management believe it will have a material impact in the future.

NOTE 10.  RELATED PARTY TRANSACTIONS

Chateau and/or its predecessor have been providing property management services to the Partnership since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $72,600 and $63,000 for the years ended December 31, 1997 and 1996, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Partnership and then reimbursed by the Partnership. These amounts were $251,800 and $206,900 for the years ended December 31, 1997 and 1996, respectively.

                                    PART III

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements over accounting or financial disclosure with the independent accountants for the Partnership.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The general partners of the Partnership are The Windsor Corporation, and John A. Coseo, Jr.

In July 1994, The Windsor Corporation merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to The Windsor Corporation, hereafter, ("The Windsor Corporation").

These utilities were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Historically, they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of The Windsor Corporation do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is spent on matters unrelated to the Partnership.

The names, ages, and nature of the positions held by the directors and executive officers of The Windsor Corporation follow:


               Name                       Age          Office
         ---------------------        ----------   ----------------------
         Steven G. Waite                  43       President and Director
         Gary P. McDaniel                 52       Director
         C.G. Kellogg                     54       Director


A brief background of the general partners, directors and certain executive officers of The Windsor Corporation follows.

Steven G. Waite (43) joined The Windsor Corporation in August 1997 as President. Since 1991, until his involvement with Windsor, Mr. Waite served as Vice President/General Manager of the Communities Division at Clayton Homes. He was responsible for the original start up of this division, and subsequently built it into a successful and profitable area of Clayton Homes, expanding from eight communities to 67 communities. In addition, Mr. Waite has over eight years of experience in the manufactured home community-lending arena. He earned a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from the University of Alabama. Mr. Waite is active in the Manufactured Housing Institute.

Gary P. McDaniel (52), a director of The Windsor Corporation has been Chief Executive Officer and a director of Chateau Communities, Inc., ("Chateau") since February 1997. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, Inc., which merged with Chateau in 1997. Since 1993, he has been an executive and shareholder of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972, Mr. McDaniel is also a Trustee of Windsor Real Estate Trust 8, which is advised by The Windsor Corporation. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

C.G. ("Jeff") Kellogg (54) has been President and a director of Chateau since its inception and was Chief Executive Officer of Chateau from its inception to February 1997. For the five years preceding the formation of Chateau, Mr. Kellogg was President and Chief Operating Officer of Chateau Estates. He is extremely active in local and national industry associations, often in leadership positions. Mr. Kellogg is a past President of the Michigan Manufactured Housing Association and served on the Manufactured Housing Institute's Community Operations Committee. He is a graduate of Michigan Technological University with a B.S. in Civil Engineering.

John A. Coseo, Jr. (58), the other general partner of the Partnership was the founder of The Windsor Corporation in 1977 and has been actively involved in all facets of the manufactured housing business since that time. Mr. Coseo resigned from his positions as a director and executive officer of The Windsor Corporation in 1997. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934.

Item 10.    EXECUTIVE COMPENSATION

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to John A. Coseo, Jr. and the directors or executive officers of The Windsor Corporation. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to The Windsor Corporation by the Partnership.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners

      No person is known by the Partnership to be the beneficial owner of more than 5%. of the limited partnership units.

(b)   Security Ownership of Management

      The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group as of December 31, 1997.


                                                                  Amount and Nature of            Percent of
Title of Class                 Beneficial Owner                   Beneficial Ownership               Class
-----------------------        ------------------------           --------------------            -----------

Units of Limited               John A. Coseo, Jr.
  Partnership Interest           A General Partner                          10                          .005%

Units of Limited               The Windsor Corporation
  Partnership Interest           A General Partner                       1,000                          .509%
                                                                     ---------                        ------

Units of Limited               All General Partners
  Partnership Interest           As a group                              1,010                          .514%
                                                                     =========                        ======


Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1997 and 1996.


Form of Compensation and Entity Receiving              1997             1996
                                                       ----             ----
Expense reimbursement - The Windsor Corporation      $82,500           $89,400
Cash distributions - The Windsor Corporation         $14,700           $14,700
Management Fee - The Windsor Corporation               8,900             7,900

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

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

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 1998


                            WINDSOR PARK PROPERTIES 3
                            A California Limited Partnership by:
                            By: THE WINDSOR CORPORATION

                            By:/s/ Steven G. Waite
                               ---------------------------------
                               STEVEN G. WAITE
                               President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                           Title                                             Date
---------                           -----                                             ----
/s/ Steven G. Waite                 President of The Windsor Corporation, a general   March 31, 1998
------------------------            partner
STEVEN G. WAITE



/s/ Gary P. McDaniel                Director of The Windsor Corporation,              March 31, 1998
------------------------            a general partner
GARY P. MCDANIEL



/s/ C.G. Kellogg                    Director of The Windsor Corporation,              March 31, 1998
-----------------------             a general partner
C.G. KELLOGG



/s/ John A. Coseo, Jr.              General Partner                                   March 31, 1998
-----------------------
JOHN A. COSEO, JR.


                               INDEX TO EXHIBITS


EXHIBIT NO.               DESCRIPTION
-----------               -----------

   (3)       -      Certificate and Agreement of Limited Partnership filed as
                    Exhibit A to Registration Statement No. 2-99697 and
                    incorporated herein by reference.

   (27)      -      Financial Data Schedule

