Form 10QSB
period 1998-03-31
WINDSOR PARK PROPERTIES 3
filed 1998-05-15
CIK 774544

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



            For the transition period from           to
                                           ----------    ----------

                         Commission file number 0-15699
                                                -------


           WINDSORPARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                       California                                                     33-0115651
--------------------------------------------------------------             ---------------------------------
(State or other jurisdiction of incorporation or organization)             (IRS Employer Identification No.)


               6430 South Quebec Street, Englewood, Colorado 80111
              -----------------------------------------------------
                    (Address of principal executive offices)



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

                                     PART I


                                                                        Page
                                                                        ----

Item 1.     Financial Statements                                          3

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8


                                     PART II


Item 6.     Exhibits and Reports on Form 8-K                              9

            SIGNATURE                                                    10


                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                                  BALANCE SHEET
                                   (unaudited)

                                                                        March 31, 1998
                                                                      -----------------

ASSETS

Property held for investment:
  Land                                                                $      1,192,600
  Buildings and improvements                                                 5,217,400
  Fixtures and equipment                                                       124,700
                                                                      ----------------

                                                                             6,534,700
Less accumulated depreciation                                               (2,656,800)
                                                                      ----------------

                                                                             3,877,900

Investments in joint ventures and limited partnerships                       1,373,600
Cash and cash equivalents                                                      573,900
Deferred financing costs                                                       104,900
Other assets                                                                    99,900
                                                                      ----------------

Total Assets                                                          $      6,030,200
                                                                      ================


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Mortgage notes payable                                               $      2,970,400
 Accounts payable                                                               28,100
 Accrued expenses                                                              154,400
 Due to General Partners and affiliates                                         64,700
 Tenant deposits and other liabilities                                          41,700
                                                                      ----------------

Total Liabilities                                                            3,259,300
                                                                      ----------------

Partners' equity:
  Limited partners                                                           2,816,900
  General partners                                                             (46,000)
                                                                      ----------------

                                                                             2,770,900
                                                                      ----------------

Total Liabilities and Partner's Equity                                $      6,030,200
                                                                      ================

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                 Three Months Ended March 31,
                                                                           ----------------------------------------

                                                                                  1998                       1997

REVENUES

Rent and utilities                                                         $     415,200             $      395,500
Equity in earnings of joint ventures and limited partnerships                      9,000                     17,000
Interest                                                                           7,600                     10,800
Other                                                                             11,000                     11,800
                                                                           -------------             --------------

                                                                                 442,800                    435,100
                                                                           -------------             --------------

COSTS AND EXPENSES

Property operating                                                               232,600                    225,500
Interest                                                                          69,900                     70,000
Depreciation and amortization                                                     52,200                     49,600
General and administrative:
  Related parties                                                                 10,200                     18,700
  Other                                                                           15,200             $       11,200
                                                                           -------------             --------------

                                                                                 380,100             $      375,000
                                                                           -------------             --------------

Net income                                                                 $      62,700             $       60,100
                                                                           =============             ==============

Net income - general partners                                              $         600             $          600
                                                                           =============             ==============

Net income - limited partners                                              $      62,100             $       59,500
                                                                           =============             ==============

Basic and dilutive earnings per limited partnership unit                   S        0.32             $         0.30
                                                                           =============             ==============





               See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                  Three Months Ended March 31,
                                                                               ------------------------------------

                                                                                   1998                   1997
                                                                               -------------         --------------
Cash flows from operating activities:
  Net income                                                                   $      62,700         $       60,100
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                     52,200                 49,600
    Equity in earnings of joint ventures and limited partnerships                     (9,000)               (17,000)
    Joint ventures' and limited partnerships cash distributions                        9,000                 17,000
    Amortization of deferred financing costs                                           5,100                  5,000

  Changes in operating assets and liabilities:
      (Increase) decrease in other assets                                            (29,100)               107,200
      Accounts payable                                                                (7,000)                (6,000)
      Increase (decrease) in accrued expenses                                         55,400                (28,300)
      Due to General Partners and affiliates                                          (5,600)                     0
      (Decrease) increase in tenant deposits and other liabilities                   (20,800)                   400
                                                                               -------------         --------------
Net cash provided by operating activities                                            112,900                188,000
                                                                               -------------         --------------

Cash flows from investing activities:
  Investment in joint ventures and limited partnerships                                    0               (636,200)
  Increase in property held for investment                                           (24,300)               (10,000)
  Joint ventures' and limited partnerships cash distributions                         49,800                 35,300
  Proceeds from sale of property held for investment                                       0                    500
  Due from affiliates                                                                      0               (244,000)
                                                                               -------------         --------------
Net cash provided by (used in) investing activities                                   25,500               (854,400)
                                                                               -------------         --------------

Cash flows from financing activities:
  Cash distributions                                                                (142,400)              (147,400)
  Repurchase of limited partnership units                                             (8,200)                (7,300)
                                                                               -------------         --------------
Net cash used in by financing activities                                            (150,600)              (154,700)
                                                                               -------------         --------------

Net decrease in cash and cash equivalents                                            (12,200)              (821,100)

Cash and cash equivalents at beginning of period                                     586,100              1,191,800
                                                                               -------------         --------------

Cash and cash equivalents at end of period                                     $     573,900         $      370,700
                                                                               =============         ==============


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

NOTE 2.  BASIS OF PRESENTATION

The balance sheet at March 31, 1998 and the related statements of operations for the three months ended March 31, 1998 and 1997 and the statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnerships consist of interests in four manufactured home communities at March 31, 1998. The combined condensed results of operations of the joint venture and limited partnership properties for the three months ended March 31, 1998 and 1997 are as follows:


                                                   1998               1997

   Total revenues                            $    466,200        $    346,900
   Expenses:
     Property operating                           219,500             160,200
     Depreciation                                 110,900              80,400
     Interest                                     117,200              57,000
     General and administrative                     2,100                   0
                                             ------------        ------------
                                                  449,700             297,600
                                             ------------        ------------
   Net income                                $     16,500        $     49,300
                                             ============        ============


NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1998 and 1997 was 193,309 and 196,314, respectively.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1998 and 1997 follows:

                                                1998                               1997
                                    ----------------------------        ---------------------------
                                                           Per                               Per
                                       Amount              Unit            Amount            Unit
                                       ------              ----            ------            ----
Net income
- limited partners                  $   62,100         $    0.32        $   59,500        $    0.30
Return of capital                       77,900              0.40            80,500             0.41
                                    ----------         ---------        ----------        ---------
                                    $  140,000         $    0.72        $  140,000        $    .071
                                    ==========         =========        ==========        =========

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Three months ended March 31, 1998 as compared to three months ended March 31,
1997

Results of Operations

The results of operations for the three months ended March 31, 1998 and 1997 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates communities in February 1997. The Partnership realized net income of $62,700 and $60,100 for the three months ended March 31, 1998 and 1997, respectively. Net income per limited partnership unit was $0.32 in 1998 and $0.30 in 1997 respectively.

Rent and utilities revenues increased from $395,500 in 1997 to $415,200 in 1998 due to rent increases realized at the properties.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of four manufactured home communities in 1998. Equity in earnings of joint ventures and limited partnerships decreased from 17,000 in 1997 to $9,000 in 1998 primarily due to the losses realized at Apache East and Denali Park.

Interest income decreased from $10,800 in 1997 to $7,600 in 1998 due mainly to lower cash balances maintained by the Partnership.

Interest expense remained relatively constant at $70,000 in 1997 and $69,900 in 1998.

General and administrative expenses decreased from $29,900 in 1997 to $25,400 in 1998 due mainly to lower employee time charges from the General Partners.

Changes in Financial Condition

The Partnership's primary sources of cash during the three months ended March 31, 1998 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners.

No further investment property acquisitions are planned by the General Partners.

At March 31, 1998 the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $4,152,000, consisting of $3,270,400 of fixed rate debt and $881,600 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.4%, respectively, at March 31, 1998.

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

                                     PART II


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits and Index of Exhibits

                  (27)     Financial Data Schedule

      (b)Reports on Form 8-K

                  Form 8-K filed with the Commission on January 27, 1998. Form 8-K/A filed with the Commission on February 3, 1998.

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


                           WINDSOR PARK PROPERTIES 3,
                           A California Limited Partnership
                           --------------------------------
                           (Registrant)


                           By:  The Windsor Corporation, General Partner




                           By /s/ Steven G. Waite
                              -----------------------------
                              STEVEN G. WAITE
                              President

Date:  May 13, 1998

                                 EXHIBIT INDEX


Exhibit No.                          Description
-----------                          -----------
  27                           Financial Data Schedule