Form 10QSB
period 1998-06-30
WINDSOR PARK PROPERTIES 3
filed 1998-08-13
CIK 774544

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



         For the transition period from          to
                                        --------    --------


           Commission file number   0-15699
                                  -----------

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

                                     PART I


                                                                           Page
                                                                           ----

Item 1.           Financial Statements                                      3

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9


                                     PART II


Item 6.           Exhibits and Reports on Form 8-K                         11

                  SIGNATURE                                                12

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                                  BALANCE SHEET
                                   (unaudited)


                                                       June 30, 1998
                                                       -------------
ASSETS

Property held for investment:
  Land                                                 $   1,192,600
  Buildings and improvements                               5,240,100
  Fixtures and equipment                                     124,700
                                                       -------------

                                                           6,557,400
Less accumulated depreciation                             (2,709,000)
                                                       -------------

                                                           3,848,400

Investments in joint ventures and limited partnerships     1,302,900
Cash and cash equivalents                                    611,900
Deferred financing costs                                     100,000
Other assets                                                 122,100
                                                       -------------

Total Assets                                           $   5,985,300
                                                       =============


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Mortgage notes payable                                $   2,970,400
 Accounts payable                                             14,900
 Accrued expenses                                            188,000
 Due to General Partners and affiliates                        9,000
 Tenant deposits and other liabilities                        41,400
                                                       -------------

Total Liabilities                                          3,223,700
                                                       -------------

Partners' equity:
  Limited partners                                         2,807,100
  General partners                                           (45,500)
                                                       -------------

                                                           2,761,600
                                                       -------------

Total Liabilities and Partners' Equity                 $   5,985,300
                                                       =============

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                 Three Months Ended June 30,
                                                                 ---------------------------
                                                                     1998           1997
REVENUES

Rent and utilities                                               $   423,200    $   404,200
Equity in earnings of joint ventures and limited partnerships          3,100          2,300
Interest                                                               6,200          9,300
Other                                                                  9,300          9,900
                                                                 -----------    -----------

                                                                     441,800        425,700
                                                                 -----------    -----------

COSTS AND EXPENSES

Property operating                                                   251,500        268,600
Interest                                                              69,900         70,000
Depreciation and amortization                                         52,200         53,400
General and administrative:
  Related parties                                                      8,900         19,200
  Other                                                               14,900         11,300
                                                                 -----------    -----------

                                                                     397,400        422,500
                                                                 -----------    -----------

Net income                                                       $    44,400    $     3,200
                                                                 ===========    ===========

Net income - general partners                                    $       400    $         0
                                                                 ===========    ===========

Net income - limited partners                                    $    44,000    $     3,200
                                                                 ===========    ===========

Basic and dilutive earnings per limited partnership unit         $      0.23    $      0.02
                                                                 ===========    ===========



                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                   Six Months Ended June 30,
                                                                 ------------------------------

                                                                      1998             1997
REVENUES

Rent and utilities                                               $     838,400    $     799,700
Equity in earnings of joint ventures and limited partnerships           12,000           19,300
Interest                                                                13,800           20,100
Other                                                                   20,400           21,700
                                                                 -------------    -------------

                                                                       884,600          860,800
                                                                 -------------    -------------

COSTS AND EXPENSES

Property operating                                                     484,200          494,100
Interest                                                               139,900          140,000
Depreciation and amortization                                          104,400          103,000
General and administrative:
  Related parties                                                       19,000           37,900
  Other                                                                 30,000           22,500
                                                                 -------------    -------------

                                                                       777,500          797,500
                                                                 -------------    -------------

Net income                                                       $     107,100    $      63,300
                                                                 =============    =============

Net income - general partners                                    $       1,100    $         600
                                                                 =============    =============

Net income - limited partners                                    $     106,000    $      62,700
                                                                 =============    =============

Basic and dilutive earnings per limited partnership unit         $        0.55    $        0.32
                                                                 =============    =============


                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                          Six Months Ended June 30,
                                                                      -------------------------------
                                                                          1998              1997
                                                                      -------------     -------------
Cash flows from operating activities:
  Net income                                                          $     107,100     $      63,300
  Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Depreciation and amortization                                           104,400           103,000
    Equity in earnings of joint ventures and limited partnerships           (12,000)          (19,300)
    Joint ventures' and limited partnerships cash distributions              12,000            19,300
    Amortization of deferred financing costs                                 10,000             9,900
     Loss on sale of property held for investment                                 0            36,900

  Changes in operating assets and liabilities:
      (Increase) decrease in other assets                                   (51,300)          109,700
      Accounts payable                                                      (20,200)           (4,300)
      Increase (decrease) in accrued expenses                                89,000           (38,500)
      Due to General Partners and affiliates                                (61,300)                0
      (Decrease) increase in tenant deposits and other liabilities          (21,100)            1,300
                                                                      -------------     -------------

Net cash provided by operating activities                                   156,600           281,300
                                                                      -------------     -------------

Cash flows from investing activities:
  Investment in joint ventures and limited partnerships                           0          (636,200)
  Increase in property held for investment                                  (47,000)         (116,000)
  Joint ventures' and limited partnerships cash distributions               120,500            53,300
  Proceeds from sale of property held for investment                              0             3,000
                                                                      -------------     -------------

Net cash provided by (used in) investing activities                          73,500          (695,900)
                                                                      -------------     -------------

Cash flows from financing activities:
  Cash distributions                                                       (142,400)         (147,400)
  Repurchase of limited partnership units                                   (61,900)          (14,000)
                                                                      -------------     -------------

Net cash used in by financing activities                                   (204,300)         (161,400)
                                                                      -------------     -------------

Net decrease in cash and cash equivalents                                   (25,800)         (576,000)

Cash and cash equivalents at beginning of period                            586,100         1,191,800
                                                                      -------------     -------------

Cash and cash equivalents at end of period                            $     611,900     $     615,800
                                                                      =============     =============


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

NOTE 2.  BASIS OF PRESENTATION

The balance sheet at June 30, 1998 and the related statements of operations for the three and six months ended June 30, 1998 and 1997 and the statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnerships consist of interests in four manufactured home communities at June 30, 1998. The combined condensed results of operations of the joint venture and limited partnership properties for the six months ended June 30, 1998 and 1997 are as follows:


                                                        1998        1997

Total revenues                                       $ 894,300   $747,100
Expenses:
  Property operating                                   439,400    357,300
  Depreciation                                         221,900    191,400
  Interest                                             213,000    151,800
  General and administrative                             4,200          0
                                                     ---------   --------
                                                       878,500    700,500
                                                     ---------   --------
Net income                                           $  15,800   $ 46,600
                                                     =========   ========

NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1998 was 192,661 and 192,861, respectively; and 195,996 and 196,153 for the three and six months ended June 30, 1997, respectively.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1998 and 1997 follows:


                              1998                       1997
                       --------------------       --------------------
                                     Per                         Per
                        Amount       Unit          Amount       Unit
                       --------    --------       --------    --------
Net income
 - limited partners    $106,000    $   0.55       $ 62,700    $   0.32
Return of capital        34,000        0.18         77,300        0.39
                       --------    --------       --------    --------

                       $140,000    $   0.73       $140,000    $   .071
                       ========    ========       ========    ========

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Three months ended June 30, 1998 as compared to three months ended June 30, 1997

Results of Operations

The Partnership realized net income of $44,400 and $3,200 for the three months ended June 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.23 in 1998 and $0.02 in 1997 respectively. The increase in revenue is attributable to the lower property operating costs and the increased revenue received from rental increases.

Rent and utilities revenues increased from $404,200 in 1997 to $423,200 in 1998 due to rent increases realized at the properties.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of four manufactured home communities in 1998. Equity in earnings of joint ventures and limited partnerships increased from 2,300 in 1997 to $3,100 in 1998.

Interest income decreased from $9,300 in 1997 to $6,200 in 1998 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses decreased from $268,600 in 1997 to $251,500 in 1998 due to lower maintenance costs and lower marketing costs.

General and administrative expenses decreased from $30,500 in 1997 to $23,800 in 1998 due mainly to lower employee time charges from the General Partners.

Six months ended June 30, 1998 as compared to six months ended June 30, 1997

Results of Operations

The Partnership realized net income of $107,100 and $63,300 for the six months ended June 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.55 in 1998 and $0.32 in 1997 respectively. The increase in revenue is attributable to the lower property operating costs and the increased revenue received from rental increases.

Rent and utilities revenues increased from $799,700 in 1997 to $838,400 in 1998 due to rent increases realized at the properties.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of four manufactured home communities in 1998. Equity in earnings of joint ventures and limited partnerships decreased from 19,300 in 1997 to $12,000 in 1998 primarily due to the losses realized at Apache East and Denali Park.

Interest income decreased from $20,100 in 1997 to $13,800 in 1998 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses decreased from $494,100 in 1997 to $484,200 in 1998 due to lower maintenance costs and lower marketing costs.

General and administrative expenses decreased from $60,400 in 1997 to $49,000 in 1998 due mainly to lower employee time charges from the General Partners.


Changes in Financial Condition

The Partnership's primary sources of cash during the six months ended June 30, 1998 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners and the repurchase of partnership units.

No further investment property acquisitions are planned by the General Partners.

At June 30, 1998 the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $4,152,000, consisting of $3,270,400 of fixed rate debt and $881,600 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.4%, respectively, at June 30, 1998.

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

    (a) Exhibits and Index of Exhibits

           (27)     Financial Data Schedule

                                    SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        WINDSOR PARK PROPERTIES 3,
                        A California Limited Partnership
                              (Registrant)


                        By:  The Windsor Corporation, General Partner




                        By /s/ Steven G. Waite
                           ------------------------------------------
                           STEVEN G. WAITE
                           President

Date:  August 13, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27                 Financial Data Schedule