Form 10QSB
period 1998-09-30
WINDSOR PARK PROPERTIES 3
filed 1998-11-16
CIK 774544

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


         For the quarterly period ended    September 30, 1998
                                          --------------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



 For the transition period from                      to
                                --------------------    -------------------


               Commission file number    0-15699
                                      -------------


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

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                                  BALANCE SHEET
                                   (unaudited)


                                                                                           September 30, 1998
                                                                                     -------------------------------
ASSETS

Property held for investment:
  Land                                                                               $                    1,192,600
  Buildings and improvements                                                                              5,293,000
  Fixtures and equipment                                                                                    125,900
                                                                                     -------------------------------

                                                                                                          6,611,500
Less accumulated depreciation                                                                            (2,761,200)
                                                                                     -------------------------------

                                                                                                          3,850,300

Investments in joint ventures and limited partnerships                                                    1,273,400
Cash and cash equivalents                                                                                   597,800
Deferred financing costs                                                                                     95,000
Other assets                                                                                                126,300
                                                                                     -------------------------------

Total Assets                                                                         $                    5,942,800
                                                                                     ===============================


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Mortgage notes payable                                                              $                    2,970,400
 Accounts payable                                                                                             1,700
 Accrued expenses                                                                                           231,500
 Due to General Partners and affiliates                                                                      26,600
 Tenant deposits and other liabilities                                                                       43,100
                                                                                     -------------------------------

Total Liabilities                                                                                         3,273,300
                                                                                     -------------------------------

Partners' equity:
  Limited partners                                                                                        2,721,700
  General partners                                                                                          (52,200)
                                                                                     -------------------------------

                                                                                                          2,669,500
                                                                                     -------------------------------

Total Liabilities and Partners' Equity                                               $                    5,942,800
                                                                                     ===============================



                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                         Three Months Ended September 30,
                                                                ----------------------------------------------------

                                                                          1998                       1997
                                                                -------------------------  -------------------------
REVENUES

Rent and utilities                                                  $            423,500       $            404,900
Equity in earnings of joint ventures and limited partnerships                      6,200                     (7,600)
Interest                                                                           7,000                      6,100
Other                                                                             29,800                      9,900
                                                                -------------------------  -------------------------

                                                                                 466,500                    413,300
                                                                -------------------------  -------------------------

COSTS AND EXPENSES

Property operating                                                               254,300                    255,900
Interest                                                                          69,900                     69,900
Depreciation and amortization                                                     52,200                     52,200
General and administrative:
  Related parties                                                                  8,800                     17,200
  Other                                                                           13,800                      9,100
                                                                -------------------------  -------------------------

                                                                                 399,000                    404,300
                                                                -------------------------  -------------------------

Net income                                                          $             67,500       $              9,000
                                                                =========================  =========================

Net income - general partners                                       $                700       $                  0
                                                                =========================  =========================

Net income - limited partners                                       $             66,800       $              9,000
                                                                =========================  =========================

Basic and dilutive earnings per limited partnership unit            $               0.35       $               0.05
                                                                =========================  =========================



                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                          Nine Months Ended September 30,
                                                                ----------------------------------------------------

                                                                          1998                       1997
                                                                -------------------------  -------------------------
REVENUES

Rent and utilities                                                  $          1,261,900       $          1,204,600
Equity in earnings of joint ventures and limited partnerships                     18,300                     11,700
Interest                                                                          20,700                     26,300
Other                                                                             50,100                     31,600
                                                                -------------------------  -------------------------

                                                                               1,351,000                  1,274,200
                                                                -------------------------  -------------------------

COSTS AND EXPENSES

Property operating                                                               738,500                    750,100
Interest                                                                         209,800                    209,900
Depreciation and amortization                                                    156,600                    155,200
General and administrative:
  Related parties                                                                 27,900                     55,100
  Other                                                                           43,700                     31,600
                                                                -------------------------  -------------------------

                                                                               1,176,500                  1,201,900
                                                                -------------------------  -------------------------

Net income                                                          $            174,500       $             72,300
                                                                =========================  =========================

Net income - general partners                                       $              1,700       $                700
                                                                =========================  =========================

Net income - limited partners                                       $            172,800       $             71,600
                                                                =========================  =========================

Basic and dilutive earnings per limited partnership unit            $               0.90       $               0.36
                                                                =========================  =========================



                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               Nine Months Ended September 30,
                                                                           -----------------------------------------

                                                                                 1998                   1997
                                                                           ------------------    -------------------
Cash flows from operating activities:
  Net income                                                                   $     174,500         $       72,300
  Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Depreciation and amortization                                                    156,600                155,200
    Equity in earnings of joint ventures and limited partnerships                    (18,300)               (11,700)
    Joint ventures' and limited partnerships cash distributions                       18,300                 11,700
    Amortization of deferred financing costs                                          15,000                 14,900
     Loss on sale of property held for investment                                          0                 36,900

  Changes in operating assets and liabilities:
      (Increase) decrease in other assets                                            (55,500)               108,900
      Accounts payable                                                               (33,400)                 4,600
      Increase (decrease) in accrued expenses                                        132,500                   (200)
      Due to General Partners and affiliates                                         (43,700)                     0
      (Decrease) increase in tenant deposits and other liabilities                   (19,400)                (1,300)
                                                                           ------------------    -------------------

Net cash provided by operating activities                                            326,600                391,300
                                                                           ------------------    -------------------

Cash flows from investing activities:
  Investment in joint ventures and limited partnerships                                    0               (636,200)
  Increase in property held for investment                                          (101,100)              (195,500)
  Joint ventures' and limited partnerships cash distributions                        150,000                 79,400
  Proceeds from sale of property held for investment                                       0                  3,000
                                                                           ------------------         --------------

Net cash provided by (used in) investing activities                                   48,900               (749,300)
                                                                           ------------------    -------------------

Cash flows from financing activities:
  Cash distributions                                                                (282,800)              (294,700)
  Repurchase of limited partnership units                                            (81,000)               (27,400)
                                                                           ------------------    -------------------

Net cash used in financing activities                                               (363,800)              (322,100)
                                                                           ------------------    -------------------

Net increase (decrease) in cash and cash equivalents                                  11,700               (680,100)

Cash and cash equivalents at beginning of period                                     586,100              1,191,800
                                                                           ------------------    -------------------

Cash and cash equivalents at end of period                                     $     597,800         $      511,700
                                                                           ==================    ===================



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

NOTE 2.  BASIS OF PRESENTATION

The balance sheet at September 30, 1998 and the related statements of operations for the three and nine months ended September 30, 1998 and 1997 and the statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnerships consist of interests in four manufactured home communities at September 30, 1998. The combined condensed results of operations of the joint venture and limited partnership properties for the nine months ended September 30, 1998 and 1997 are as follows:

                                                         1998                         1997
                                             ----------------------------  ---------------------------

   Total revenues                            $                 1,330,500   $                1,146,700
   Expenses:
     Property operating                                          661,800                      575,500
     Depreciation                                                332,800                      245,800
     Interest                                                    310,200                      302,200
     General and administrative                                    6,300                            0
                                             ----------------------------  ---------------------------

                                                               1,311,100                    1,123,500
                                             ----------------------------  ---------------------------

   Net income                                $                    19,400   $                   23,200
                                             ============================  ===========================

NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1998 was 193,243 and 192,397, respectively; and for the three and nine months ended September 30, 1997 was 196,634 and 196,910, respectively.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1998 and 1997 follows:

                                                  1998                                  1997
                                    ---------------------------------    -----------------------------------
                                                            Per                                    Per
                                         Amount             Unit              Amount               Unit
                                         ------             ----              ------               ----
Net income
 - limited partners                  $     172,900         $    0.90        $       71,600        $    0.36
Return of capital                          107,100              0.56               208,400             1.06
                                    ---------------     -------------    ------------------    -------------

                                     $     280,000         $    1.46        $      280,000        $    1.42
                                    ===============     =============    ==================    =============

                            WINDSOR PARK PROPERTIES 3
                       (A California Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Three months ended September 30, 1998 as compared to three months ended
  September 30, 1997

Results of Operations

The Partnership realized net income of $67,500 and $9,000 for the three months ended September 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.35 in 1998 and $0.05 in 1997 respectively. The increase in revenue is attributable to increased revenue received from rental increases and an increase in the earnings from joint ventures and limited partnerships.

Rent and utilities revenues increased from $404,900 in 1997 to $423,500 in 1998 due to rent increases realized at the properties.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of four manufactured home communities in 1998. Equity in earnings of joint ventures and limited partnerships increased from a loss of $7,600 in 1997 to a gain of $6,200 in 1998. The increase is primarily due to an increase in occupancy at Denali Park and rent increases in the other properties.

Interest income increased from $6,100 in 1997 to $7,000 in 1998 due mainly to higher cash balances maintained by the Partnership.

Property operating expenses remained relatively unchanged for the three months ended September 30, 1998 compared to the same period in 1997.

General and administrative expenses decreased from $26,300 in 1997 to $22,600 in 1998 due mainly to lower employee time charges from the General Partners.

Nine months ended September 30, 1998 as compared to nine months ended
  September 30, 1997

Results of Operations

The Partnership realized net income of $174,500 and $72,300 for the nine months ended September 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.90 in 1998 and $0.36 in 1997 respectively. The increase in revenue is attributable to the lower property operating costs and the increased revenue received from rental increases and the increase in the earnings from the joint ventures and limited partnerships.

Rent and utilities revenues increased from $1,204,600 in 1997 to $1,261,900 in 1998 due to rent increases realized at the properties.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of four manufactured home communities in 1998. Equity in earnings of joint ventures and limited partnerships increased from $11,700 in 1997 to $18,300 in 1998 primarily due to an increase in occupancy at Denali Park and rent increases in the other properties.

Interest income decreased from $26,300 in 1997 to $20,700 in 1998 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses decreased from $750,100 in 1997 to $738,500 in 1998 due to lower maintenance costs and lower marketing costs.

General and administrative expenses decreased from $86,700 in 1997 to $71,600 in 1998 due mainly to lower employee time charges from the General Partners.


Changes in Financial Condition

The Partnership's primary sources of cash during the nine months ended September 30, 1998 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners and the repurchase of partnership units.

No further investment property acquisitions are planned by the General Partners.

At September 30, 1998 the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $4,152,000, consisting of $3,270,400 of fixed rate debt and $881,600 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.4%, respectively, at September 30, 1998.

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

Management continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". As a result, date-sensitive computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. Unless corrected, the potential exists for computer system failures or incorrect processing of financial and operational information, which could disrupt operations.

To help facilitate the Partnership's continued growth, substantially all of the computer systems and applications in use in its home office and properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable Year 2000 Issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any Year 2000 Issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

The Partnership is exposed to the risk that one or more of its vendors or service providers may experience Year 2000 problems which impact the ability of such vendor or service provider to provide goods and services. Due to the availability of alternative suppliers, this is not considered as significant a risk with respect to the suppliers of goods. The disruption of certain services, however, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Partnership's operations. To date, the Partnership is not aware of any vendor or service provider Year 2000 issue that management believes would have a material adverse impact on the Partnership's operations. The Partnership, however, has no means of ensuring that its vendors or service providers will be Year 2000 ready. The inability of vendors or service providers to complete the Year 2000 resolution process in a timely fashion could have an adverse impact on the Partnership and the effect of non-compliance by vendors or service providers is not determinable at this time. Residents who pay rent to the Partnership do not pose Year 2000 problems for the Partnership given the type and nature of the Partnership's properties and residents.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Partnership. The likelihood and effect of such disruptions is not determinable at this time.

Management expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the Year 2000 Issue will materially impact the financial condition or operations of the Partnership.

                                     PART II


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits and Index of Exhibits

          (27.1)    Financial Data Schedule

      (b) Reports on form 8-K
          None

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


                                  WINDSOR PARK PROPERTIES 3,
                                  A California Limited Partnership
                                  --------------------------------
                                           (Registrant)


                                  By:  The Windsor Corporation, General Partner




                                       By  /s/ Steven G. Waite
                                           -------------------------------------
                                           STEVEN G. WAITE
                                           President

Date:  November 12, 1998

                                 EXHIBIT INDEX

Exhibit
  No.                      Description
-------                    -----------
 27.1                  Financial Data Schedule