Form 10KSB40
period 1998-12-31
WINDSOR PARK PROPERTIES 3
filed 1999-03-31
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

For the fiscal year ended December 31, 1998

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................to...............

Commission file number 0-15699

          WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
   -------------------------------------------------------------------------
             (Exact name of small business issuer in its charter)


          California                                      33-0115651
------------------------------              ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              6430 South Quebec Street, Englewood, Colorado 80111
        --------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Issuer's telephone number:  (303) 741-3707

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Units Partnership Interest Units of Limited
-------------------------------------------
             (Title of Class)


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

  State issuer's revenues for its most recent fiscal year:  $1,784,642

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

   Transitional small business disclosure format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                                                     Page
                                                                                     ----
Item 1.     Description of Business                                                    3

Item 2.     Description of Properties                                                  5

Item 3.     Legal Proceedings                                                          6

Item 4.     Submission of Matters to a Vote of Security Holders                        6

                                           PART II
                                           -------

Item 5.     Market for the Partnership's Units and Related Security Holder Matters     7

Item 6.     Management's Discussion and Analysis                                       7

Item 7.     Financial Statements                                                      10

Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                                  23

                                           PART III
                                           --------

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of The Exchange Act                         23

Item 10.    Executive Compensation                                                    24

Item 11.    Security Ownership of Certain Beneficial Owners and Management            24

Item 12.    Certain Relationships and Related Transactions                            25

Item 13.    Exhibits and Reports on Form 8-K                                          26

            SIGNATURES                                                                27

                                     PART I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Certain matters discussed under the captions "Description of Properties," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-KSB may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 3, a California Limited Partnership. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Business Development
--------------------

Windsor Park Properties 3, a California Limited Partnership (the "Partnership"), was formed in August 1985 pursuant to the provisions of the California Uniform Limited Partnership Act. The general partners of the Partnership are The Windsor Corporation, a California corporation, ("The Windsor Corporation") and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc. ("Chateau"), a publicly held real estate investment trust, purchased all of the outstanding capital stock of The Windsor Corporation for 101,239 common shares of Chateau and $750,000 in cash. Following the purchase of The Windsor Corporation, Chateau appointed a new Board of Directors and elected Steven G. Waite as President of The Windsor Corporation. The Partnership term is set to expire in December 1999; however, the Partnership may either be dissolved and liquidated earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the general partners with approval of a majority of the limited partners.

The Partnership was organized to acquire and hold existing manufactured home communities for investment. Its principal investment objectives are to provide to its limited partners: (i) distributions of cash from operations, (ii) preservation, protection and eventual return of the Limited Partners' investment, and (iii) realization of appreciation in the value of the properties acquired.

The Partnership was funded through a public offering of 200,000 limited
partnership units ("Units").   All Units were sold for gross proceeds
aggregating $20,000,000. In addition, the general partners initially purchased 1,000 Units for $100,000. The offering commenced in October 1985 and terminated in September 1986. The net proceeds from the offering were originally expended for the acquisition of undivided interests in 10 fully-developed properties located in Oregon, Florida, Indiana, Idaho, South Carolina, Iowa, Tennessee, and Wyoming. The Partnership paid all cash for these properties.

The Partnership was organized in October, 1985 and, thus, many of our current limited partners have held an investment in the Partnership for more than 13 years. The General Partners believe that many of the limited partners would like to have the opportunity to achieve liquidity in their investment in the Partnership. Accordingly, the General Partners are currently exploring possible strategic alternatives for the Partnership with a view towards providing limited partners with the opportunity to achieve liquidity in their investment. There can, however, be no assurances that any proposal determined by the General Partners to be in the best interests of the limited partners will be consummated or that the Partnership will not continue in its current form until the end of its stated term.

The Partnership owns interests in the following manufactured home communities at December 31, 1998:

                                                      Date
Name of Property       Ownership %   Acquired         Location
----------------       ----------    --------         --------
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

The overall occupancy of the nine properties owned by the Partnership at December 31, 1998 was approximately 91%. The general partners continue to maintain the properties in good condition and promote them to improve occupancy.

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

Item 2.     DESCRIPTION OF PROPERTIES
            -------------------------

The Partnership owns interests in nine properties at December 31, 1998. The Partnership operates the properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All properties are encumbered, except for The Pines and Big Country. It is the General Partners' opinion that the properties are in good condition and are adequately insured.

                                           Little             The Pines
                          Pondarosa         Eagle             ---------        Shady Hills
                          ---------         -----             Charleston,      -----------
                        Indianapolis,   Indianapolis,           South           Nashville,
Location                  Indiana          Indiana             Carolina         Tennessee
-----------------------------------------------------------------------------------------------------------
Percentage of
Ownership                  100%               100%               100%              100%
Date Acquired              3/86               3/86               8/86              9/86
Acreage                     18                 14                 24                25
Number of
Spaces                      148                93                 204               249

Monthly Rents (1)          $217               $198               $143              $185
Occupancy Level:
  December 31,
  1998                      98%                92%                80%               90%

Real Estate Taxes         $13,300            $7,700              $7,500           $47,400
Federal Tax
  Basis (4)              $780,500           $536,800           $1,134,200        $1,940,700
Mortgage Information:
  Balance payable       $1,800,000             (2)                  --               (2)
  Interest rate            8.97%               (2)                  --               (2)
  Amortization
   period                   --                 (2)                  --               (2)
  Maturity date            1/03                (2)                  --               (2)
  Balance due at
  maturity              $1,800,000             (2)                  --               (2)

         -------------------------

                                               Big
                               Harmony       Country                   Apache      Denali
                                Ranch        Estates     Trailmont      East        Park
                                -----        -------     ---------      ----        ----
                            Thonotosassa,   Cheyenne,    Nashville,    Phoenix,    Phoenix,
Location                       Florida       Wyoming     Tennessee     Arizona     Arizona
------------------------------------------------------------------------------------------
Percentage of
Ownership                        25%          40%         100%           29%          29%
Date Acquired                   12/86        12/86        1/96          2/97          2/97
Acreage                          29           28           30            16            33
Number of
Spaces                           193          253          131           123          162

Monthly Rents (1)               $241         $210         $239          $228          $228
Occupancy Level:
  December 31, 1998              87%         95%           100%          93%          91%
Real Estate Taxes              $36,800     $10,100       $10,200       $17,500      $24,100
Federal Tax
  Basis (4)                   $434,700    $819,900     $1,724,100     $630,400      $813,100
Mortgage
Information:
  Balance payable             $1,200,000      --       $1,170,400     $3,009,395       (3)
  Interest rate                 8.87%         --          8.41%         8.38%          (3)
  Amortization
    period                        --          --           --         24 years         (3)
  Maturity date                  9/02         --          1/03          3/06           (3)
  Balance due at
  maturity                    $1,200,000      --       $1,170,400    $2,583,200        (3)

(1)  Average rental rates in effect on December 31, 1998.
(2)  Same mortgage note payable as Pondarosa.
(3)  Same mortgage note payable as Apache East
(4) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.

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

                                 PART II
                                 -------

Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
         ----------------------------------------------------------------------

A public market for the Partnership's units does not exist and is not likely to develop. As of December 31, 1998, there were approximately 3,100 holders of record holding an aggregate of 190,213 Units.

Cash distributions paid to the limited partners since December 31, 1995 are as follows:
                                                                      Per $1,000
                                                                      Originally
Date Paid                                       Amount (1)          Invested (2)
---------                                       ----------          ------------

August 1998                                       $135,200                $6.73
February 1998                                     $133,700                $6.65

August 1997                                       $140,000                $6.96
February 1997                                     $140,000                $6.96

(1)  Amounts exclude General Partner participation.
(2)  Computed based on $20,100,000 original investment.

Cash distributions paid to the General Partners since December 31, 1995 were $29,400.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

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

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the years ended December 31, 1998 and 1997 were from the operations of its properties and distributions from joint ventures. The primary uses of cash during the same period were for the purchase of an investment property and cash distributions to partners.

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

At December 31, 1998, the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was approximately $4,152,000, consisting of $3,270,400 of fixed rate debt and $881,600 of variable rate debt. The average rate of interest on the fixed rate debt and variable rate was 8.8% and 8.4% respectively at December 31, 1998. The Partnership and the affiliated entities are contingently liable for the full amounts of the loans obtained jointly.

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

Results of Operations
---------------------

The Partnership realized net income of $180,400 and $74,600 for the years ended December 31, 1998 and 1997, respectively. Net income per limited partnership unit was $.93 in 1998 and $.38 in 1997.

Rent and utility revenues increased from $1,610,600 in 1997 to $1,687,000 in 1998. The increase is primarily due to rent increases in the wholly owned properties.

Equity in earnings of joint ventures, which reflects the Partnership's share of the net income of the Big Country Estates, Harmony Ranch, Apache and Denali manufactured home communities, was $8,100 and $18,200 for the years ended December 31, 1998 and 1997, respectively. The overall occupancy of the four joint venture properties increased from 87% at December 31, 1997 to 92% at December 31, 1998.

Interest income decreased from $33,000 in 1997 to $27,900 in 1998 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses decreased from $1,039,200 in 1997 to $995,900 in 1998.

Depreciation expense increased from $207,400 at December 1997 to $227,100 at December 1998.

Interest expense remained virtually unchanged at $279,800 and $279,900 for 1998 and 1997, respectively.

General and administrative expense increased slightly from $101,000 in 1997 to $101,400 in 1998.

Inflation
---------

All of the leases or terms of tenants' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the lease are month-to-month and enable the Partnership to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Partnership of any adverse effect of inflation.

Year 2000 Compliance
--------------------
The general partners have assessed the impact of the year 2000 issue on its reporting systems and operations. The year 2000 issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". As a result, date-sensitive computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. Unless corrected, the potential exists for computer system failures or incorrect processing of financial and operational information, which could disrupt operations.

Substantially all of the computer systems and applications in use by the Windsor Corporation and the properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable year 2000 issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any year 2000 issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

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

The Partnership expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the year 2000 issue will materially impact the financial condition or operations of the Partnership.

Item 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements are filed as a part of this report:

                                                                            Page
                                                                            ----

Report of Independent Accountants                                             11

Balance Sheet as of December 31, 1998                                         12

Statements of Operations for the years ended
  December 31, 1998 and 1997                                                  13

Statements of Partners' Equity for the years ended
  December 31, 1998 and 1997                                                  14

Statements of Cash Flows for the years ended
  December 31, 1998 and 1997                                                  15

Notes to Financial Statements                                                 16

REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of Windsor Park Properties 3, a California Limited Partnership)

In our opinion, the accompanying balance sheet and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Windsor Park Properties 3; a California Limited Partnership (the "Partnership") at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Denver, Colorado
Maech 19,1999

                                     WINDSOR PARK PROPERTIES 3
                                     -------------------------
                                (A California Limited Partnership)
                                           BALANCE SHEET
                                           -------------

                                                                  December 31, 1998
                                                            ----------------------------
ASSETS
------
Property held for investment, net                                          $3,368,400
Property held for sale, net                                                   444,200
Investments in joint ventures and limited partnerships                      1,256,000
Cash and cash equivalents                                                     640,800
Deferred financing costs, net                                                  90,000
Other assets                                                                  101,600
                                                                 --------------------

Total Assets                                                               $5,901,000
                                                                 ====================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
   Mortgage notes payable                                                  $2,970,400
   Accounts payable                                                             5,200
   Accrued expenses                                                           214,100
   Tenant deposits and other liabilities                                       42,400
   Due to general partners and affiliates                                      24,200
                                                                 --------------------

Total Liabilities                                                           3,256,300
                                                                 --------------------

Commitments and Contingencies (Note 9)                                             --

Partners' Equity:
   Limited partners                                                         2,696,800
   General partners                                                           (52,100)
                                                                 --------------------

Total Partners' Equity                                                      2,644,700
                                                                 --------------------

Total Liabilities and Partners' Equity                                     $5,901,000
                                                                 ====================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                                          For the Year Ended December 31,
                                                                -------------------------------------------------

                                                                           1998                        1997
                                                                --------------------------    -------------------
REVENUES
--------

Rent and utilities                                                $           1,687,000         $        1,610,600
Equity in earnings of joint ventures and limited partnerships                     8,100                     18,200
Interest                                                                         27,900                     33,000
Other                                                                            61,600                     40,300
                                                                -----------------------         ------------------

                                                                              1,784,600                  1,702,100
                                                                -----------------------         ------------------

COSTS AND EXPENSES
------------------

Property operating                                                              995,900                  1,039,200
Interest                                                                        279,800                    279,900
Depreciation                                                                    227,100                    207,400
General and administrative:
  Related parties                                                                36,200                     63,700
  Other                                                                          65,200                     37,300
                                                                -----------------------         ------------------

                                                                              1,604,200                  1,627,500
                                                                -----------------------         ------------------

Net income                                                        $             180,400         $           74,600
                                                                =======================         ==================

Net income - general partners                                     $               1,800         $              700
                                                                =======================         ==================

Net income - limited partners                                     $             178,600         $           73,900
                                                                =======================         ==================

Basic and diluted earnings per limited partnership unit           $                 .93         $              .38
                                                                 =======================        ===================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                      (A California Limited Partnership)
                        STATEMENTS OF PARTNERS' EQUITY
                        ------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                ----------------------------------------------


                                           General               Limited
                                           Partners              Partners                  Total
                                          ---------              ---------                 -----
Balance at December 31, 1996               $ (25,200)             $ 3,151,400           $ 3,126,200

Cash distributions                           (14,700)                (280,000)             (294,700)

Net income                                       700                   73,900                74,600

Repurchase of limited partnership
 units                                                                (47,300)              (47,300)
                                           ---------              -----------           -----------
Balance at December 31, 1997                 (39,200)               2,898,000             2,858,800
                                           ---------              -----------           -----------

   Cash distributions                        (14,700)                (268,900)             (283,600)

   Net Income                                  1,800                  178,600               180,400

   Repurchase of limited partnership
    units                                                            (110,900)             (110,900)
                                           ---------              -----------           -----------
   Balance at December 31, 1998            $ (52,100)             $ 2,696,800           $ 2,644,700
                                           =========              ===========           ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                     For The Year Ended December 31,
                                                       ----------------------------------------------------------
                                                                  1998                           1997
                                                       ----------------------------     -------------------------
Cash flows from operating activities:
  Net income                                                 $      180,400               $       74,600
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                    227,100                      207,400
    Equity in earnings of joint ventures and limited
     partnerships                                                    (8,100)                     (18,200)
    Joint ventures' and limited partnerships cash
     distributions                                                    8,100                       18,200
    Loss on sale of property held for
      Investment                                                                                  36,900
    Amortization of deferred financing costs                         20,000                       19,900
  Changes in operating assets and liabilities:
    Increase (decrease) in other assets                             (30,800)                     127,600
    (Decrease) increase in accounts payable                         (29,900)                       1,300
    Increase (decrease) in accrued expenses                         115,100                      (21,900)
    Decrease in tenant deposits and other liabilities               (20,100)                        (700)
    (Decrease) increase due to general partner and
     affiliates                                                     (46,100)                      70,300
                                                             --------------               --------------

Net cash provided by operating activities                           415,700                      515,400
                                                             --------------               --------------

Cash flows from investing activities:
  Increase in property held for investment                         (133,900)                    (216,700)
  Joint ventures' and limited partnerships' cash
   distributions                                                    189,400                       92,600
  Proceeds from sale of property held for
    investment                                                                                     3,000
  Investment in joint venture and limited partnerships              (22,000)                    (658,000)
                                                             --------------               --------------

  Net cash provided by (used in) investing activities                33,500                     (779,100)
                                                             --------------               --------------

Cash flows from financing activities:

  Cash distributions to partners                                   (283,600)                    (294,700)
  Repurchase of limited partnership units                          (110,900)                     (47,300)
                                                             --------------               --------------

Net cash used in financing activities                              (394,500)                    (342,000)
                                                             --------------               --------------

Net increase (decrease) in cash and cash equivalents                 54,700                     (605,700)

Cash and cash equivalents at beginning of year                      586,100                    1,191,800
                                                             --------------               --------------

Cash and cash equivalents at end of year                     $      640,800               $      586,100
                                                             ==============               ==============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

The Partnership
---------------

Windsor Park Properties 3, a California Limited Partnership (the "Partnership"), was formed in August 1985 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc. ("Chateau"), a publicly held real estate investment trust, purchased 100 percent of the shares of The Windsor Corporation.

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

Property Held For Investment
----------------------------

Property held for investment is carried at cost unless facts and circumstances indicate that the carrying value of the property may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual property to its carrying value. If such cash flows are less than the property's carrying value, the carrying value of the project is written down to its estimated fair value. No such writedowns were recorded for the years ended December 31, 1998 or 1997.

Property held for investment is depreciated over various estimated useful lives (buildings and improvements - 5 to 20 years; fixtures and equipment - 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

Property Held for Sale
----------------------

During 1998, property held for sale was recorded at the lower of cost or net realizable value. Subsequent to December 31, 1998, the Partnership entered into an agreement to sell Little Eagle. The sale would result in a net gain on sale of approximately $426,000. In connection with the sale, the Partnership will pay off a related mortgage note payable of approximately $1,800,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $18,000.

Investments in Joint Ventures and Limited Partnerships
------------------------------------------------------

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

Basic and Diluted Earnings per Limited Partnership Unit
-------------------------------------------------------

Basic and diluted earnings per limited partnership unit are calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated which is the same as income available to the limited partners. Basic and diluted earnings per limited partnership unit are the same, as the Partnership has no dilutive securities. The weighted average number of limited partnership units outstanding during the years ended December 31, 1998 and 1997 was 192,006 and 195,411, respectively.

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

Revenue Recognition
-------------------

Rental income is recognized when earned and due from residents. The leases entered into by residents for the rental of a site are generally for terms not longer than one year and renewable upon the consent of both parties or, in some instances, as provided by statute.

NOTE 2.  PARTNERSHIP AGREEMENT
         ---------------------

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1998 and 1997 was 190,213 and 194,039, respectively, which represented capital contributions of $19,021,300 and $19,403,900, respectively. During the years ended December 31, 1998 and 1997, the Partnership repurchased 3,826 units and 2,386 units, respectively, for $110,900 and $47,300, respectively from the limited partners. The General Partners owned 1,010 units at both December 31, 1998 and 1997.

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

The Partnership reimburses TWC for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $36,200 and $73,600 for such costs during the years ended December 31, 1998 and 1997, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations. As of December 31, 1998, the partnership owed TWC $24,200.

TWC is paid a management fee which is based on a percentage of actual gross receipts collected from the operations of the properties. TWC receives 2.5% for the Trailmont community. For the years ended December 31, 1998 and 1997, the total amounts paid to TWC were $9,300 and $8,900 respectively.

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

The general partners received cash distributions of $14,700 in each of the years ended December 31, 1998 and 1997.

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of five manufactured home communities summarized as follows:

  Name of Property                Date Acquired                    Location
  ----------------                --------------                   --------
  Pondarosa                       March 31, 1986                   Indianapolis, Indiana
  The Pines                       August 1, 1986                   Charleston, South Carolina
  Shady Hills                     September 30, 1986               Nashville, Tennessee
  Trailmont                       January 17, 1996                 Nashville, Tennessee


                                                        December 31, 1998
                                                        -----------------
               Land                                      $    974,500
               Buildings and improvements                   4,717,500
               Fixtures and equipment                         125,300
                                                         ------------

                                                            5,817,300
               Less accumulated depreciation               (2,448,900)
                                                         ------------

                                                         $  3,368,400
                                                         ============


NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in four manufactured home communities summarized as follows:

                                      Ownership
  Name of Property                    Percentage       Date Acquired          Location
  ----------------                    ----------       -----------------      --------
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

The combined condensed financial position and results of operations of the joint ventures and limited partnerships are as follows (unaudited):

   Financial Position                                         December 31, 1998
   -------------------                                        -----------------
   Property held for investment, net                           $    7,917,100
   Cash                                                                23,200
   Other assets                                                       191,500
                                                              ---------------

     Total assets                                              $    8,131,800
                                                              ===============

   Mortgage note payable                                       $    4,209,400
   Accounts payable                                                    10,200
   Other liabilities                                                  141,200
                                                               --------------

     Total liabilities                                              4,360,800

   Partners' equity                                                 3,771,000
                                                               --------------

   Total liabilities and partners' equity                      $    8,131,800
                                                               ==============

                                                          For The Year Ended December 31,

   Results of Operations                                  1998                         1997
   ----------------------                             ------------               ------------
   Property revenues                               $  1,762,400               $   1,567,000
                                                   ------------               -------------
   Expenses:
    Property operating                                  905,100                     806,300
    Depreciation                                        473,400                     413,300
    Interest                                            405,100                     320,100
                                                   ------------               -------------

                                                      1,783,600                   1,539,700
                                                   ------------               -------------

   Net income (loss)                               $    (21,200)              $      27,300
                                                   ============               =============

NOTE 5.  MORTGAGE NOTES PAYABLE
         ----------------------

The Partnership has two loans; $1,800,000 loan collateralized by the Pondarosa, Little Eagle and Shady Hills manufactured home communities. is due in January 2003. bearing interest at 8.97%.

The second loan, in connection with the purchase of the Trailmont manufactured home community, $1,170,400 loan collateralized by the property. The loan is payable in monthly interest only installments bearing interest at a fixed rate of 8.41% and is due in January 2003.

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the Limited Partners for the years ended December 31, 1998 and 1997 follows:



                                              1998                                                       1997
                             ----------------------------------------------               --------------------------------------

                                                                        Per                                                Per
                                                Amount                  Unit                            Amount             Unit
                                                ------                  -----                           ------             -----
Net income
 - Limited Partners           $                178,600              $         .93           $           73,900      $       0.38
Return of capital                               90,300                        .47                      206,100              1.05
                             -------------------------            ---------------          -------------------      ------------

Total distribution            $                268,900              $        1.40           $          280,000       $      1.43
                             =========================            ===============          ===================      ============

NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

The carrying amounts of cash equivalents, other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of the financial instruments. The General Partners believe the carrying value of the mortgage notes payable approximates fair value based upon interest rates available for the issuance of debt with similar terms and maturities.

NOTE 8.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                                              1998                      1997
                                                                      -----------------------    ------------------
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
    Interest (none capitalized)                                       $               258,100    $          280,800
                                                                      =======================    ==================

NOTE 9.  CONTINGENCIES
         -------------

The Partnership, as an owner of real estate, is subject to various environmental laws. Compliance by the Partnership with existing laws has not had a material effect on the results of operations, financial condition or cash flows of the Partnership, nor does management believe it will have a material impact in the future.

The Partnership is jointly and severally liable for $4,209,400 of debt issued by affiliated entities in which it has a joint venture or limited partnership investment.

NOTE 10.  RELATED PARTY TRANSACTIONS
          --------------------------

Chateau and/or its predecessor have been providing property management services to the Partnership since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $77,200 and $72,600 for the years ended December 31, 1998 and 1997, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Partnership and then reimbursed by the Partnership. These amounts were $254,300 and $251,800 and for the years ended December 31, 1998 and 1997, respectively.

                                   PART III
                                   --------
Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

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

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         --------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The general partners of the Partnership are The Windsor Corporation, and John A. Coseo, Jr.

In July 1994, The Windsor Corporation merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to The Windsor Corporation, (hereafter, "The Windsor Corporation").

These entities were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Historically, they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of The Windsor Corporation do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is spent on matters unrelated to the Partnership.

The names, ages, and nature of the positions held by the directors and executive officers of The Windsor Corporation follow:


                   Name                     Age          Office
          ------------------------          ---      -------------------------
          Steven G. Waite                   44       President and Director
          Gary P. McDaniel                  53       Director
          C.G. Kellogg                      55       Director


A brief background of the general partners, directors and certain executive officers of The Windsor Corporation follows.

Steven G. Waite (44) joined The Windsor Corporation in August 1997 as President. Since 1991, until his involvement with Windsor, Mr. Waite served as Vice President/General Manager of the Communities Division at Clayton Homes. He was responsible for the original start up of this division, and subsequently built it into a successful and profitable area of Clayton Homes, expanding from eight communities to 67 communities. In addition, Mr. Waite has over eight years of experience in the manufactured home community-lending arena. He earned a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from the University of Alabama. Mr. Waite is active in the Manufactured Housing Institute.

Gary P. McDaniel (53), a director of The Windsor Corporation, has been Chief Executive Officer and a director of Chateau Communities, Inc. ("Chateau") since February 1997. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, Inc. which merged with Chateau in 1997. He has been an executive and shareholder of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel is also a trustee of N'Tandem Trust, which is advised by the Windsor Corporation. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

C.G. ("Jeff") Kellogg (55) has been President and a director of Chateau since its inception and was Chief Executive Officer of Chateau from its inception to February 1997. For the five years preceding the formation of Chateau, Inc., Mr. Kellogg was President and Chief Operating Officer of Chateau Estates. He is extremely active in local and national industry associations, often in leadership positions. Mr. Kellogg is a past President of the Michigan Manufactured Housing Association and served on the Manufactured Housing Institute's Community Operations Committee. He is a graduate of Michigan Technological University with a B.S. in Civil Engineering.

John A. Coseo, Jr. (59), the other general partner of the Partnership was the founder of The Windsor Corporation in 1977 and has been actively involved in all facets of the manufactured housing business since that time. Mr. Coseo resigned from his positions as a director and executive officer of The Windsor Corporation in 1997. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934.

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

(b)  Security Ownership of Management

     The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group as of December 31, 1998.


                                                          Amount and Nature of         Percent of Class
     Title of Class               Beneficial Owner        Beneficial Ownership
 ---------------------------------------------------------------------------------------------------------
Units of Limited                John A. Coseo, Jr.
  Partnership Interest           A General Partner                    10                      .005%

Units of Limited                The Windsor Corporation
  Partnership Interest           A General Partner                 1,000                      .526%
                                                            ------------------         ----------------

Units of Limited                All General Partners
  Partnership Interest           As a group                        1,010                      .531%
                                                            ==================         =================

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1998 and 1997.



Form of Compensation and Entity Receiving                           1998             1997
-----------------------------------------                           ----             ----
Expense reimbursement - The Windsor Corporation                     $ 36,200         $73,600
Cash distributions - The Windsor Corporation                        $ 14,700         $14,700
Management Fee-The Windsor Corporation                              $  9,300         $ 8,900

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K
            ---------------------------------

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 1999.

                           WINDSOR PARK PROPERTIES 3
                           A California Limited Partnership by:
                           THE WINDSOR CORPORATION

                           By: /s/ Steven G. Waite
                              -----------------------------------
                              STEVEN G. WAITE
                              President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                                       Date
---------                    -----                                       ----
/s/ Steven G. Waite           President of The Windsor Corporation, a     March 31, 1999
---------------------         general partner
STEVEN G. WAITE


/s/ Gary P. McDaniel          Director of The Windsor Corporation, a      March 31, 1999
---------------------         general partner
GARY P. MCDANIEL


/s/ C.G. Kellogg              Director of The Windsor Corporation, a      March 31, 1999
---------------------         general partner
C.G. KELLOGG


/s/ John A. Coseo, Jr.        General Partner                             March 31, 1999
---------------------
JOHN A. COSEO, JR.