Form 10QSB
period 1999-03-31
WINDSOR PARK PROPERTIES 3
filed 1999-05-07
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


    For the quarterly period ended     March 31, 1999
                                   --------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



    For the transition period from _______________ to _______________


    Commission file number   0-15699
                           ------------------------------------------


          WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           California                                             33-0115651
 ------------------------------                              ------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)


           6160 So. Syracuse Way, Greenwood Village, Colorado 80111
     ---------------------------------------------------------------------
                   (Address of principal executive offices)



                                (303) 741-3707
     ---------------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (X)     No  (_)
     ---         ----

Transitional small business disclosure format (check one): Yes [  ]  No [X]

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                      Page
                                                                      ----

Item 1.   Financial Statements                                           2

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8


                                 PART II
                                 -------


Item 6.   Exhibits and Reports on Form 8-K                              10

          SIGNATURE                                                     11

                                     PART I
                                     ------

Certain matters discussed under the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 3, a California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.    Financial Statements
-------


                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                                                             March 31, 1999
                                                                      ----------------------------
ASSETS
------
Property held for investment:
  Land                                                                  $                  974,500
  Buildings and improvements                                                             4,764,000
  Fixtures and equipment                                                                   132,900
                                                                      ----------------------------

                                                                                         5,871,400
Less accumulated depreciation                                                           (2,503,800)
                                                                      ----------------------------

                                                                                         3,367,600

Property held for sale, net                                                                443,700
Investments in joint ventures and limited partnerships                                   1,230,200
Cash and cash equivalents                                                                  627,600
Deferred financing costs                                                                    85,100
Other assets                                                                               118,400
                                                                      ----------------------------

Total Assets                                                            $                5,872,600
                                                                      ============================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Liabilities:
 Mortgage notes payable                                                 $                2,970,400
 Accrued expenses                                                                          242,500
 Due to General Partners and affiliates                                                     67,700
 Tenant deposits and other liabilities                                                      42,300
                                                                      ----------------------------

Total Liabilities                                                                        3,322,900
                                                                      ----------------------------

Partners' equity:
  Limited partners                                                                       2,608,600
  General partners                                                                         (58,900)
                                                                      ----------------------------

                                                                                         2,549,700
                                                                      ----------------------------

Total Liabilities and Partner's Equity                                  $                5,872,600
                                                                      ============================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                                                  Three Months Ended March 31,
                                                    -----------------------------------------------------
                                                                1999                         1998
REVENUES
--------
Rent and utilities                                     $              431,300      $              415,200
Equity in earnings of joint ventures and limited
 partnerships                                                             200                       9,000
Interest                                                                6,000                       7,600
Other                                                                   9,000                      11,000
                                                    -------------------------    ------------------------

                                                                      446,500                     442,800
                                                    -------------------------    ------------------------
COSTS AND EXPENSES
------------------
Property operating                                                    245,900                     232,600
Interest                                                               70,000                      69,900
Depreciation and amortization                                          57,800                      52,200
General and administrative:
  Related parties                                                       6,600                      10,200
  Other                                                                16,700                      15,200
                                                    -------------------------    ------------------------

                                                                      397,000                     380,100
                                                    -------------------------    ------------------------

Net income                                             $               49,500      $               62,700
                                                    =========================    ========================

Net income - general partners                          $                  500      $                  600
                                                    =========================    ========================

Net income - limited partners                          $               49,000      $               62,100
                                                    =========================    ========================

Basic and dilutive earnings per limited partnership
 unit                                                  $                  .26      $                 0.32
                                                    =========================    ========================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                                   Three Months Ended March 31,
                                                                        --------------------------------------------------

                                                                                 1999                        1998
                                                                        ----------------------       ---------------------
Cash flows from operating activities:
  Net income                                                               $            49,500         $            62,700
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                       57,800                      52,200
    Equity in earnings of joint ventures and limited partnerships                         (200)                     (9,000)
    Joint ventures' and limited partnerships cash distributions                            200                       9,000
    Amortization of deferred financing costs                                             4,900                       5,100

  Changes in operating assets and liabilities:
      (Increase) decrease in other assets                                              (16,800)                    (29,100)
      Accounts payable                                                                  (5,200)                     (7,000)
      Increase (decrease) in accrued expenses                                           28,400                      55,400
      Due to General Partners and affiliates                                            43,500                      (5,600)
      (Decrease) increase in tenant deposits and other liabilities                        (100)                    (20,800)
                                                                        ----------------------       ---------------------

Net cash provided by operating activities                                              162,000                     112,900
                                                                        ----------------------       ---------------------

Cash flows from investing activities:
  Increase in property held for investment                                             (56,500)                    (24,300)
  Joint ventures' and limited partnerships cash distributions                           25,800                      49,800
                                                                        ----------------------       ---------------------

Net cash provided by (used in) investing activities                                    (30,700)                     25,500
                                                                        ----------------------       ---------------------

Cash flows from financing activities:
  Cash distributions                                                                  (140,600)                   (142,400)
  Repurchase of limited partnership units                                               (3,900)                     (8,200)
                                                                        ----------------------       ---------------------

Net cash used in by financing activities                                              (144,500)                   (150,600)
                                                                        ----------------------       ---------------------

Net decrease in cash and cash equivalents                                              (13,200)                    (12,200)

Cash and cash equivalents at beginning of period                                       640,800                     586,100
                                                                        ----------------------       ---------------------

Cash and cash equivalents at end of period                                 $           627,600         $           573,900
                                                                        ======================       =====================



    See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP
         ---------------

Windsor Park Properties 3, A California Limited Partnership ("the Partnership"), was formed in August 1985 for the purpose of acquiring and holding existing manufactured home communities for investment. The general partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc. , a publicly held real estate investment trust, ("Chateau"), purchased 100 percent of the shares of The Windsor Corporation.

The Partnership was funded through a public offering of 200,000 limited partnership units at $100 per unit, which commenced in October 1985 and terminated in September 1986. The Partnership term is set to expire in December 1999; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the general partners with approval of a majority of the Limited Partners.

The Partnership was organized in October 1985 and, thus, many of our current limited partners have held an investment in the Partnership for more than 13 years. The general partners believe that many of the limited partners would like to have the opportunity to achieve liquidity in their investment in the Partnership. Accordingly, the general partners are currently exploring possible strategic alternatives for the Partnership with a view towards providing limited partners with the opportunity to achieve liquidity in their investment. There can, however, be no assurances that any proposal determined by the general partners to be in the best interests of the limited partners will be consummated or that the Partnership will not continue in its current form until the end of its stated term.

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1999 and the related statements of operations for the three months ended March 31, 1999 and 1998 and the statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on form 10-KSB for the year ended December 31, 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in four manufactured home communities at March 31, 1999. The combined condensed results of operations of the joint venture and limited partnership properties for the three months ended March 31, 1999 and 1998 are as follows:

                                                   1999                        1998
   Total revenues                      $               435,200      $              466,200
   Expenses:
   Property operating                                  224,700                     219,500
   Depreciation                                        117,700                     110,900
   Interest                                             94,700                     117,200
   General and administrative                            2,100                       2,100
                                     -------------------------    ------------------------

                                                       439,200                     449,700
                                     -------------------------    ------------------------

   Net income                          $                (4,000)     $               16,500
                                     =========================    ========================


NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT
         --------------------------------------------------------

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1999 and 1998 was 190,196 and 193,309 respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1999 and 1998 is as follows:

                                                     1999                                             1998
                                 -------------------------------------------      -------------------------------------------
                                                                     Per                                              Per
                                          Amount                     Unit                  Amount                     Unit
                                          ------                     ----                  ------                     ----
Net income
 - limited partners                $             49,000        $         .26        $             62,100        $        0.32
Return of capital                                84,300                  .44                      77,900                 0.40
                                 ----------------------      ---------------      ----------------------      ---------------

                                   $            133,300        $         .70        $            140,000        $        0.72
                                 ======================      ===============      ======================      ===============

NOTE 6.  SUBSEQUENT EVENT
         ----------------

On April 1, 1999, Windsor Park Properties 3, a California Limited Partnership (the "Partnership"), sold Little Eagle, a manufactured home community containing 96 homesites located in Indianapolis, Indiana, and nine mobile home units to Floral Park Cemetery Association, the terms of which were determined through arms-length negotiations between the parties. The aggregate purchase price paid for Little Eagle and the nine mobile home units was $925,000, net of selling expenses of approximately $90,000.

The sale resulted in a net gain on sale of approximately $426,000. In connection with the sale, the Partnership obtained a $400,000 term loan and paid off a related mortgage note payable of approximately $1,800,000, resulting in an extraordinary loss on early extinguishment of debt of approximately $18,000.

Item 2.
-------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Three months ended March 31, 1999 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1998
----

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The Partnership realized net income of $49,500 and $62,700 for the three months ended March 31, 1999 and 1998, respectively. Net income per limited partnership unit was $0.26 in 1999 and $0.32 in 1998 respectively.

Rent and utilities revenues increased from $415,200 in 1998 to $431,300 in 1999 due to rent increases realized at the properties.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of four manufactured home communities in 1999. Equity in earnings of joint ventures and limited partnerships decreased from $9,000 in 1998 to $200 in 1999 primarily due to a reduction in net income at Big Country, due to lower occupancy and increased utility expenses.

Interest expense remained relatively constant at $70,000 in 1999 and $69,900 in 1998.

General and administrative expenses remained relatively constant at $23,300 in 1999 and $25,400 in 1998.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the three months ended March 31, 1999 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners.

No further investment property acquisitions are planned by the General Partners.

At March 31, 1999 the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $4,140,000, consisting of $3,270,400 of fixed rate debt and $869,600 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.4%, respectively, at March 31, 1999.

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

Inflation
---------

All of the leases or terms of tenants' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the leases are month-to-month and enable the Partnership to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Partnership of any adverse effect of inflation.

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

Substantially all of the computer systems and applications and operating systems in use in use by the Windsor Corporation and the properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable year 2000 issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any year 2000 issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

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

                                 PART II
                                 -------


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a)  Exhibits and Index of Exhibits

             (3) Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 2-99697 and incorporated herein by reference.

             (27) Financial Data Schedule

        (b)  Reports on Form 8-K

             Form 8-K filed with the Commission on April 13, 1999.

                                 SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WINDSOR PARK PROPERTIES 3,
                               A California Limited Partnership


                               By:  The Windsor Corporation, its general partner



                               By  /s/ Steven G. Waite
                                  ----------------------------------------------
                                  STEVEN G. WAITE
                                  President

Date:  May 7, 1999