Form 10-Q
period 1999-06-30
WINDSOR PARK PROPERTIES 3
filed 1999-08-12
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.  20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


               For the quarterly period ended     June 30, 1999
                                              ---------------------


      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



               For the transition period from ________to_________


                       Commission file number   0-15699
                                                -------


          WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          California                                      33-0115651
   --------------------------------   -------------------------------------
    (State or other jurisdiction of    (IRS Employer Identification No.)
    incorporation or organization)



           6160 So. Syracuse Way, Greenwood Village, Colorado 80111
     ---------------------------------------------------------------------
                   (Address of principal executive offices)



                                (303) 741-3707
--------------------------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  (  )
     ---         ----

Transitional small business disclosure format (check one): Yes [_]  No [X]

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                            Page
                                                            ----

Item 1.   Financial Statements................................2

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations................8


                                    PART II
                                    -------


Item 6.   Exhibits and Reports on Form 8-K...................11

          SIGNATURE..........................................12

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

Item 1.    Financial Statements
-------

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                           -------------------------
                                  (unaudited)

                                                                              June 30, 1999
                                                                      ----------------------------

ASSETS
------

Property held for investment:
  Land                                                                $                    974,500
  Buildings and improvements                                                             4,819,100
  Fixtures and equipment                                                                   149,200
                                                                      ----------------------------
                                                                                         5,942,800
Less accumulated depreciation                                                           (2,555,700)
                                                                      ----------------------------
                                                                                         3,387,100


Investments in joint ventures and limited partnerships                                   1,237,900
Cash and cash equivalents                                                                   51,100
Deferred financing costs                                                                    33,300
Other assets                                                                                91,900
                                                                      ----------------------------
Total Assets                                                          $                  4,801,300
                                                                      ============================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
 Mortgage notes payable                                               $                  1,170,400
 Term loan payable                                                                         400,000
 Accounts payable                                                                            1,700
 Accrued expenses                                                                          237,000
 Due to General Partners and affiliates                                                     29,900
 Tenant deposits and other liabilities                                                      37,600
                                                                      ----------------------------
Total Liabilities                                                                        1,876,600
                                                                      ----------------------------

Partners' equity:
  Limited partners                                                                       2,921,200
  General partners                                                                           3,500
                                                                      ----------------------------
                                                                                         2,924,700
                                                                      ----------------------------
Total Liabilities and Partner's Equity                                $                  4,801,300
                                                                      ============================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           -------------------------
                           STATEMENTS OF OPERATIONS
                           -------------------------
                                  (unaudited)

                                                                              Three Months Ended June 30,
                                                              -------------------------------------------------------------

                                                                         1999                              1998
                                                              ---------------------------       ---------------------------

REVENUES
--------
Rent and utilities                                            $                   386,900       $                   423,200
Equity in earnings of joint ventures and limited partnerships                      14,600                             3,100
Interest                                                                                0                             6,200
Gain on sale of property                                                          424,600                                 0
Other                                                                               7,700                             9,300
                                                              ---------------------------       ---------------------------

                                                                                  833,800                           441,800
                                                              ---------------------------       ---------------------------

COSTS AND EXPENSES
------------------

Property operating                                                                229,300                           251,500
Interest                                                                           38,800                            69,900
Depreciation and amortization                                                      54,400                            52,200
General and administrative:
  Related parties                                                                   4,100                             8,900
  Other                                                                            21,500                            14,900
                                                              ---------------------------       ---------------------------
                                                                                  348,100                           397,400
                                                              ---------------------------       ---------------------------
Income before extraordinary item                                                  485,700                            44,400

Extraordinary loss from early extinguishment of debt                               74,600                                 0
                                                              ---------------------------       ---------------------------
Net income                                                    $                   411,000       $                    44,400
                                                              ===========================       ===========================

Net income - general partners                                 $                    62,900       $                       400
                                                              ===========================       ===========================
Net income - limited partners                                 $                   348,100       $                    44,000
                                                              ===========================       ===========================

Basic and diluted earnings per limited partnership unit:
Income before  extraordinary item                             $                      2.22       $                      0.23
Extraordinary loss from early extinguishment of debt                                 (.39)                                0
                                                              ---------------------------       ---------------------------
Net income - limited partners                                 $                      1.83       $                      0.23
                                                              ===========================       ===========================

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                                                  Six Months Ended June 30,
                                                                 -------------------------------------------------------------

                                                                            1999                              1998
                                                                 -------------------------          --------------------------
REVENUES
--------

Rent and utilities                                               $                 818,100          $                  838,400
Equity in earnings of joint ventures and limited partnerships                       14,800                              12,000
Interest                                                                             6,000                              13,800
Gain on sale of property                                                           424,600                                   0
Other                                                                               16,800                              20,400
                                                                 -------------------------          --------------------------
                                                                                 1,280,300                             884,600
                                                                 -------------------------          --------------------------
COSTS AND EXPENSES
------------------

Property operating                                                                 475,200                             484,200
Interest                                                                           108,800                             139,900
Depreciation and amortization                                                      112,100                             104,400
General and administrative:
  Related parties                                                                   10,700                              19,000
  Other                                                                             38,300                              30,000
                                                                 -------------------------          --------------------------
                                                                                   745,100                             777,500
                                                                 -------------------------          --------------------------

Income before extraordinary item                                                   535,200                             107,100

Extraordinary loss from early extinguishment of debt                                74,600                                   0
                                                                 -------------------------          --------------------------

Net income                                                       $                 460,600          $                  107,100
                                                                 =========================          ==========================

Net income - general partners                                    $                  62,900          $                    1,100
                                                                 =========================          ==========================

Net income - limited partners                                    $                 397,700          $                  106,000
                                                                 =========================          ==========================

Basic and diluted earnings per limited partnership unit:
Income before  extraordinary item                                $                    2.48          $                     0.55
Extraordinary loss from early extinguishment of debt                                  (.39)                                  0
                                                                 =========================          ==========================
Net income - limited partners                                    $                    2.09          $                     0.55
                                                                 =========================          ==========================


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                                     Six Months Ended June 30,
                                                                        --------------------------------------------------

                                                                                 1999                        1998
                                                                        ---------------------        ---------------------
Cash flows from operating activities:
  Net income                                                            $             460,600        $             107,100
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                     112,100                      104,400
    Equity in earnings of joint ventures and limited partnerships                     (14,800)                     (12,000)
    Joint ventures' and limited partnerships cash distributions                        14,800                       12,000
    Gain on sale of property                                                         (424,600)                           0
    Amortization of deferred financing costs                                           56,700                       10,000

  Changes in operating assets and liabilities:
      (Increase) decrease in other assets                                               9,700                      (51,300)
      Accounts payable                                                                 (3,500)                     (20,200)
      Increase (decrease) in accrued expenses                                          22,900                       89,000
      Due to General Partners and affiliates                                            5,700                      (61,300)
      (Decrease) increase in tenant deposits and other liabilities                     (4,800)                     (21,100)
                                                                        ---------------------        ---------------------
Net cash provided by operating activities                                             234,800                      156,600
                                                                        ---------------------        ---------------------
Cash flows from investing activities:
  Investment in joint venture                                                         (41,600)                           0
  Increase in property held for investment                                           (127,900)                     (47,000)
  Joint ventures' and limited partnerships cash distributions                          59,700                      120,500
  Proceeds from sale of property                                                      865,900                            0
                                                                        ---------------------        ---------------------
Net cash provided by (used in) investing activities                                   756,100                       73,500
                                                                        ---------------------        ---------------------
Cash flows from financing activities:
  Cash distributions                                                                 (140,600)                    (142,400)
  Repurchase of limited partnership units                                             (40,000)                     (61,900)
  Proceeds from term loan                                                             400,000                            0
  Pay off of mortgage payable                                                      (1,800,000)                           0
                                                                        ---------------------        ---------------------
Net cash used in by financing activities                                           (1,580,600)                    (204,300)
                                                                        ---------------------        ---------------------
Net increase (decrease) in cash and cash equivalents                                 (589,700)                      25,800

Cash and cash equivalents at beginning of period                                      640,800                      586,100
                                                                        ---------------------        ---------------------

Cash and cash equivalents at end of period                              $              51,100        $             611,900
                                                                        =====================        =====================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP
         ---------------

Windsor Park Properties 3, A California Limited Partnership the Partnership, was formed in August 1985 for the purpose of acquiring and holding existing manufactured home communities for investment. The general partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc. , a publicly held real estate investment trust, ("Chateau"), purchased 100 percent of the shares of The Windsor Corporation.

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

On April 1, 1999, the Partnership sold Little Eagle, a manufactured home community containing 96 homesites located in Indianapolis, Indiana, and nine mobile home units to Floral Park Cemetery Association, the terms of which were determined through arms-length negotiations between the parties. The aggregate purchase price paid for Little Eagle and the nine mobile home units was $925,000, net of selling expenses of approximately $90,000. The sale resulted in a net gain on sale of $424,600. In connection with the sale, the Partnership obtained a $400,000 term loan and paid off a related mortgage note payable of $1,800,000, resulting in an extraordinary loss on early extinguishment of debt of approximately $74,600. The extraordinary loss is comprised of an $18,000 prepayment penalty and a $56,600 write off of unamortized loan fees.

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

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1999 and the related statements of operations for the three and six months ended June 30, 1999 and 1998 and the statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on form 10-KSB for the year ended December 31, 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in four manufactured home communities at June 30, 1999. The combined condensed results of operations of the joint venture and limited partnership properties for the six months ended June 30, 1999 and 1998 are as follows:

                                                  1999                       1998
                                     -------------------------   ------------------------

   Total revenues                      $               878,800     $              894,300
   Expenses:
    Property operating                                 421,800                    439,400
    Depreciation                                       235,900                    221,900
    Interest                                           189,200                    213,000
    General and administrative                           5,400                      4,200
                                     -------------------------   ------------------------

                                                       852,300                    878,500
                                     -------------------------   ------------------------
   Net income                          $                26,500     $               15,800
                                     =========================   ========================


NOTE 4.  BASIC AND DILUTED EARNINGS PER LIMITED PARTNERSHIP UNIT
         -------------------------------------------------------

Basic and diluted earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1999 was 189,878 and 189,935 respectively; and 192,661 and 192,861 for the three and six months ended June 30, 1998, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1999 and 1998 is as follows:

                                                     1999                                               1998
                                 --------------------------------------------       -------------------------------------------
                                                                        Per                                              Per
                                         Amount                         Unit              Amount                         Unit
                                       ---------                       ------             ------                        ------
Net income
 - limited partners                $           397,700          $       2.09          $           106,000            $    0.55
Return of capital                                    0                     0                       34,000                 0.18
Net income in excess of
 distributions                                (264,400)                (1.39)                           0                    0
                                 ---------------------       ---------------       ----------------------      ---------------

                                   $           133,300          $        .70          $           140,000            $    0.73
                                 =====================       ===============       ======================      ===============

Note 6.  EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT
         -------------------------------------------------

The extraordinary loss in the accompanying statements of income represents a prepayment penalty and write off of unamortized loan fees incurred in connection with the early extinguishment of debt.

Item 2.
-------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Three months ended June 30, 1999 as compared to three months ended June 30, 1998
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The Partnership realized net income before extraordinary item of $411,000 and $44,400 for the three months ended June 30, 1999 and 1998, respectively. Net income per limited partnership unit before extraordinary item was $2.22 in 1999 and $0.23 in 1998 respectively. The increase in net income before extraordinary item is primarily attributable to the $424,600 gain on sale of the Little Eagle community.

Rent and utilities revenues decreased from $423,200 in 1998 to $386,900 in 1999 due to the sale of Little Eagle.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of four manufactured home communities in 1999. Equity in earnings of joint ventures and limited partnerships increased from $3,100 in 1998 to $14,600 in 1999 primarily due to rental increases at the communities.

Interest expense decreased from $69,900 in 1998 to $38,800 due to the pay off of the $1.8 million mortgage payable in connection with the sale of Little Eagle.

Six months ended June 30, 1999 as compared to six months ended June 30, 1998
----------------------------------------------------------------------------

Results of Operations
---------------------

The Partnership realized net income before extraordinary item of $535,200 and $107,100 for the six months ended June 30, 1999 and 1998, respectively. Net income per limited partnership unit before extraordinary item was $2.48 in 1999 and $0.55 in 1998, respectively. The increase in net income before extraordinary item is primarily attributable to the $424,600 gain on sale of the Little Eagle community.

Rent and utilities revenues decreased from $838,400 in 1998 to $818,100 in 1999 due to the sale of Little Eagle.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of four manufactured home communities in 1999. Equity in earnings of joint ventures and limited partnerships remained relatively constant at $14,800 in 1999 and $12,000 in 1998.

Interest expense decreased from $139.900 in 1998 to $108,800 in 1999 due to the pay off of the $1.8 million mortgage payable in connection with the sale of Little Eagle.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the six months ended June 30, 1999 were from the operations of its investment properties, proceeds from the sale of the Little Eagle community, proceeds from a $400,000 term loan and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners and the pay off of a $1.8 million mortgage payable.

No further investment property acquisitions are planned by the General Partners.

At June 30, 1999 the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $2,737,900, consisting of $1,470,400 of fixed rate debt and $1,267,500 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.5% and 7.7%, respectively, at June 30, 1999.

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

                                    PART II
                                    -------


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a)  Exhibits and Index of Exhibits

                (3) Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 2-99697 and incorporated herein by reference.

                (27) Financial Data Schedule

        (b)  Reports on Form 8-K

             On April 13, 1999 the Partnership Filed a Current Report on Form 8-K, dated April 1, 1999, reporting the sale of the Little Eagle community.

                     The pro forma Financial statements filed were as follows:

                     Pro Forma Condensed Balance Sheet at December 31, 1998 (Unaudited).

                     Pro Forma Condensed Statement of Operations for the year ended December 31, 1998 (Unaudited).

                                   SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINDSOR PARK PROPERTIES 3,
                         A California Limited Partnership

                         By  The Windsor Corporation, its general partner



                         By  /s/ Steven G. Waite
                             --------------------------------
                             STEVEN G. WAITE
                             President

Date:  August 13, 1999