Form 10QSB
period 1999-09-30
WINDSOR PARK PROPERTIES 3
filed 1999-11-12
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended     September 30, 1999
                                            ----------------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



          For the transition period from _____________ to ___________



                       Commission file number   0-15699
                                              ---------


          WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            California                                                           33-0115651
-----------------------------------------------                      ---------------------------------
(State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)

           6160 So. Syracuse Way, Greenwood Village, Colorado  80111
           ---------------------------------------------------------
                   (Address of principal executive offices)



                                (303) 741-3707
                      -----------------------------------
                          (Issuer's telephone number)



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

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                      Page
                                                                      ----

Item 1.   Financial Statements                                           2

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8


                                    PART II
                                    -------


Item 6.   Exhibits and Reports on Form 8-K                              11

          SIGNATURE                                                     12

                                    PART I
                                    ------

Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 3, A California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.    Financial Statements
------

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                                            September 30, 1999
                                                                      --------------------------------

ASSETS
------

Property held for investment:
  Land                                                                  $                      974,500
  Buildings and improvements                                                                 4,824,600
  Fixtures and equipment                                                                       155,700
                                                                      --------------------------------
                                                                                             5,954,800
Less accumulated depreciation                                                               (2,605,300)
                                                                      --------------------------------
                                                                                             3,349,500


Investments in joint ventures and limited partnerships                                       1,211,700
Cash and cash equivalents                                                                       46,900
Deferred financing costs                                                                        26,100
Other assets                                                                                    94,700
                                                                      --------------------------------
Total Assets                                                            $                    4,728,900
                                                                      ================================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
 Mortgage notes payable                                                 $                    1,170,400
 Term loan payable                                                                             400,000
 Accrued expenses                                                                              245,700
 Due to General Partners and affiliates                                                         59,000
 Tenant deposits and other liabilities                                                          38,000
                                                                      --------------------------------
Total Liabilities                                                                            1,913,100
                                                                      --------------------------------

Partners' equity:
  Limited partners                                                                           2,877,500
  General partners                                                                             (61,700)
                                                                      --------------------------------

                                                                                             2,815,800

Total Liabilities and Partner's Equity                                  $                    4,728,900
                                                                      ================================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3

                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS

                                  (unaudited)


                                                                Three Months Ended September 30,
                                                    --------------------------------------------------------

                                                               1999                          1998
                                                    ----------------------------    ------------------------

REVENUES
--------

Rent and utilities                                        $              380,500      $              423,500
Equity in earnings of joint ventures and limited
 partnerships                                                              8,900                       6,200
Interest                                                                       0                       7,000
Other                                                                     14,200                      29,800
                                                    ----------------------------    ------------------------

                                                                         403,600                     466,500
                                                    ----------------------------    ------------------------

COSTS AND EXPENSES
------------------

Property operating                                                       215,400                     254,300
Interest                                                                  43,000                      69,900
Depreciation and amortization                                             49,600                      52,200
General and administrative:
  Related parties                                                          7,700                       8,800
  Other                                                                   40,900                      13,800
                                                    ----------------------------    ------------------------
                                                                         356,600                     399,000
                                                    ----------------------------    ------------------------

Net income                                                $               47,000      $               67,500
                                                    ============================    ========================

Net income - general partners                             $                  500      $                  700
                                                    ============================    ========================

Net income - limited partners                             $               46,500      $               66,800
                                                    ============================    ========================

Basic and diluted earnings per limited partnership
 unit                                                     $                 0.25      $                 0.35
                                                    ============================    ========================

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                                                             Nine Months Ended September 30,
                                                              ----------------------------------------------------------------

                                                                          1999                               1998
                                                              -------------------------------      ---------------------------
REVENUES
--------

Rent and utilities                                                  $               1,198,600        $               1,261,900
Equity in earnings of joint ventures and limited partnerships                          23,700                           18,300
Interest                                                                                6,000                           20,700
Gain on sale of property                                                              424,600                                0
Other                                                                                  30,900                           50,100
                                                              -------------------------------      ---------------------------
                                                                                    1,683,800                        1,351,000
                                                              -------------------------------      ---------------------------

COSTS AND EXPENSES
------------------

Property operating                                                                    690,500                          738,500
Interest                                                                              151,700                          209,800
Depreciation and amortization                                                         161,700                          156,600
General and administrative:
  Related parties                                                                      18,500                           27,900
  Other                                                                                79,200                           43,700
                                                              -------------------------------      ---------------------------
                                                                                    1,101,600                        1,176,500
                                                              -------------------------------      ---------------------------

Income before extraordinary item                                                      582,200                          174,500

Extraordinary loss from early extinguishment of debt                                   74,600                                0
                                                              -------------------------------      ---------------------------

Net income                                                          $                 507,600        $                 174,500
                                                              ===============================      ===========================

Net income - general partners                                       $                   5,100        $                   1,700
                                                              ===============================      ===========================
Net income - limited partners                                       $                 502,500        $                 172,800
                                                              ===============================      ===========================
Basic and diluted earnings per limited partnership unit:
Income before  extraordinary item                                   $                    2.65        $                    0.90
Extraordinary loss from early extinguishment of debt                                     (.39)                               0
                                                              -------------------------------      ---------------------------
Net income - limited partners                                       $                    2.26        $                    0.90
                                                              ===============================      ===========================


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                                   Nine  Months Ended September 30,
                                                                        -----------------------------------------------------

                                                                                  1999                          1998
                                                                        -------------------------       ---------------------
Cash flows from operating activities:
  Net income                                                                  $           507,600         $           174,500
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                         161,700                     156,600
    Equity in earnings of joint ventures and limited partnerships                         (23,700)                    (18,300)
    Joint ventures' and limited partnerships cash distributions                            23,700                      18,300
    Gain on sale of property                                                             (424,600)                          0
    Amortization of deferred financing costs                                               63,900                      15,000

  Changes in operating assets and liabilities:
      (Increase) decrease in other assets                                                   6,900                     (55,500)
      Accounts payable                                                                     (5,200)                    (33,400)
      Accrued expenses                                                                     31,600                     132,500
      Increase (decrease) in due to General Partners and affiliates                        34,800                     (43,700)
      Tenant deposits and other liabilities                                                (4,400)                    (19,400)
                                                                        -------------------------       ---------------------
Net cash provided by operating activities                                                 372,300                     326,600
                                                                        -------------------------       ---------------------

Cash flows from investing activities:
  Investment in joint venture                                                             (39,700)                          0
  Increase in property held for investment                                               (139,900)                   (101,100)
  Joint ventures' and limited partnerships cash distributions                              84,000                     150,000
  Proceeds from sale of property                                                          865,900                           0
                                                                        -------------------------       ---------------------
Net cash provided by (used in) investing activities                                       770,300                      48,900
                                                                        -------------------------       ---------------------

Cash flows from financing activities:
  Cash distributions                                                                     (280,500)                   (282,800)
  Repurchase of limited partnership units                                                 (56,000)                    (81,000)
  Proceeds from term loan                                                                 400,000                           0
  Pay off of mortgage payable                                                          (1,800,000)                          0
                                                                        -------------------------       ---------------------
Net cash used in by financing activities                                               (1,736,500)                   (363,800)
                                                                        -------------------------       ---------------------

Net increase (decrease) in cash and cash equivalents                                     (593,900)                     11,700

Cash and cash equivalents at beginning of period                                          640,800                     586,100
                                                                                   --------------       ---------------------


Cash and cash equivalents at end of period                                    $            46,900         $           597,800
                                                                        =========================       =====================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP
         ---------------

Windsor Park Properties 3, A California Limited Partnership (the "Partnership"), was formed in August 1985 for the purpose of acquiring and holding existing manufactured home communities for investment. The general partners of the Partnership are The Windsor Corporation, a California corporation ("TWC"), and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc., a publicly held real estate investment trust, ("Chateau"), purchased 100% of the shares of TWC.

The Partnership was funded through a public offering of 200,000 limited partnership units at $100 per unit, which commenced in October 1985 and terminated in September 1986. The Partnership term is set to expire in December 1999; however, the Partnership may either be dissolved earlier or extended under certain circumstances.

The Partnership was organized in October 1985 and, thus, many of our current Limited Partners have held an investment in the Partnership for more than 14 years. The General Partners believe that many of the Limited Partners would like to have the opportunity to achieve liquidity in their investment in the Partnership. Accordingly, in light of the near-term expiration of the Partnership's stated term, the General Partners are developing a plan which would liquidate and dissolve the Partnership. The Partnership and N'Tandem Trust, an externally-advised California business trust in which Chateau, as of September 30, 1999, held 9.8% of the outstanding capital stock ("N'Tandem"), are in discussions with respect to a transaction whereby the Partnership would sell its four wholly-owned properties and its partial ownership interests in four other properties to N'Tandem. The consummation of the proposed transaction with N'Tandem would be subject to the satisfaction of certain conditions, including the approval of a majority-in-interest of the Partnership's Limited Partners. The General Partners expect to file with the Securities and Exchange Commission (the "Commission") a proxy statement describing the terms of the proposed transaction sometime in the near future and, upon clearance from the Commission, to mail the proxy statement to Limited Partners. If the proposed transaction with N'Tandem is consummated, the Partnership will be liquidated and liquidating distributions will be made to Limited Partners in accordance with the terms of the Partnership's Agreement of Limited Partnership. There can, however, be no assurances that the proposed transaction with N'Tandem will be consummated or, if consummated, that the proposed transaction will close prior to the end of the Partnership's stated term.

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1999 and the related statements of operations for the three and nine months ended September 30, 1999 and 1998 and the statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in four manufactured home communities at September 30, 1999. The combined condensed results of operations of the joint venture and limited partnership properties for the nine months ended September 30, 1999 and 1998 are as follows:

                                                  1999                       1998
                                     -------------------------   ------------------------

   Total revenues                      $             1,340,400     $            1,330,500
   Expenses:
   Property operating                                  636,800                    661,800
   Depreciation                                        368,100                    332,800
   Interest                                            283,500                    310,200
   General and administrative                            8,300                      6,300
                                     -------------------------   ------------------------
                                                     1,296,700                  1,311,100
                                     -------------------------   ------------------------
   Net income                          $                43,700     $               19,400
                                     =========================   ========================


NOTE 4.  BASIC AND DILUTED EARNINGS PER LIMITED PARTNERSHIP UNIT
         -------------------------------------------------------

Basic and diluted earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1999 was 188,683 and 189,512 respectively; and 193,243 and 192,397 for the three and nine months ended September 30, 1998, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1999 and 1998 is as follows:

                                                 1999                                         1998
                                 -------------------------------------       -------------------------------------
                                                             Per                                            Per
                                         Amount              Unit                    Amount                 Unit
                                         ------            --------                  ------                -------

Net income
 - limited partners                 $   502,500             $    2.65          $     172,800            $    0.90
Return of capital                             0                     0                107,200                 0.56
Net income in excess of
distributions                          (236,700)                (1.25)                     0                    0
                                 ----------------       ---------------       ----------------       ---------------

                                    $   265,800             $    1.40          $     280,000            $    1.46
                                 ================       ===============       ================       ===============

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

Item 2.
-------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Three months ended September 30, 1999 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1998
------------------

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The results of operations for the three months ended September 30, 1999 and 1998 are not directly comparable due to the sale of Little Eagle in April 1999. The Partnership realized net income of $47,000 and $67,500 for the three months ended September 30, 1999 and 1998, respectively. Net income per limited partnership unit was $0.25 in 1999 and $0.35 in 1998 respectively.

Rent and utilities revenues decreased from $423,500 in 1998 to $380,500 in 1999 due to the sale of Little Eagle.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of four manufactured home communities in 1999. Equity in earnings of joint ventures and limited partnerships increased from $6,200 in 1998 to $8,900 in 1999 primarily due to rental increases at the communities.

Interest expense decreased from $69,900 in 1998 to $43,000 due to the pay off of the $1.8 million mortgage payable in connection with the sale of Little Eagle.

General and administrative costs increased from $22,600 in 1998 to $48,600 in 1999 primarily due to costs incurred to appraise the Partnership's properties.

Nine months ended September 30, 1999 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1998
--------

Results of Operations
---------------------

The results of operations for the nine months ended September 30, 1999 and 1998 are not directly comparable due to the sale of Little Eagle in April 1999. The Partnership realized net income before extraordinary item of $582,200 and $174,500 for the nine months ended September 30, 1999 and 1998, respectively. Net income per limited partnership unit before extraordinary item was $2.65 in 1999 and $0.90 in 1998, respectively. The increase in net income before extraordinary item is primarily attributable to the $424,600 gain on sale of the Little Eagle community.

Rent and utilities revenues decreased from $1,261,900 in 1998 to $1,198,600 in 1999 due to the sale of Little Eagle.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of four manufactured home communities in 1999. Equity in earnings of joint ventures and limited partnerships increased from $18,300 in 1998 to $23,700 in 1999 primarily due to rental increases at the community.

Interest expense decreased from $209,800 in 1998 to $151,700 in 1999 due to the pay off of the $1.8 million mortgage payable in connection with the sale of Little Eagle.

General and administrative costs increased from $71,600 in 1998 to $97,700 in 1999 primarily due to costs incurred to appraise the Partnership's properties.


Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the nine months ended September 30, 1999 were from the operations of its investment properties, proceeds from the sale of the Little Eagle community, proceeds from a $400,000 term loan and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners and the pay off of a $1.8 million mortgage payable.

No further investment property acquisitions are planned by the General Partners.

At September 30, 1999 the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $2,733,700, consisting of $1,470,400 of fixed rate debt and $1,263,300 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.5% and 7.7%, respectively, at September 30, 1999.

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

Substantially all of the computer systems and applications and operating systems in use in use by TWC and the properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable year 2000 issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any year 2000 issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

The Partnership is exposed to the risk that one or more of its vendors or service providers may experience year 2000 problems which impact the ability of such vendor or service provider to provide goods and services. Due to the availability of alternative suppliers, this is not considered as significant a risk with respect to the suppliers of goods. The disruption of certain services, however, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Partnership's operations. To date, the Partnership is not aware of any vendor or service provider year 2000 issue that the General Partners believe would have a material adverse impact on the Partnership's operations. The Partnership, however, has no means of ensuring that its vendors or service providers will be year 2000 ready. The inability of vendors or service providers to complete the year 2000 resolution process in a timely fashion could have an adverse impact on the Partnership and the effect of non-compliance by vendors or service providers is not determinable at this time. Residents who pay rent to the Partnership do not pose year 2000 problems for the Partnership given the type and nature of the Partnership's properties and residents.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Partnership. The likelihood and effect of such disruptions is not determinable at this time.

The General Partners expect to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the year 2000 issue will materially impact the financial condition or operations of the Partnership.

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


                         WINDSOR PARK PROPERTIES 3,
                         A California Limited Partnership

                         By  The Windsor Corporation, its Managing General
                         Partner



                         By  /s/ Steven G. Waite
                            -----------------------------------------------
                            STEVEN G. WAITE
                            President

Date:  November 12, 1999