Form 10KSB/A
period 1998-12-31
WINDSOR PARK PROPERTIES 3
filed 2000-02-03
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A


(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

 For the transition period from  ................to...........................

Commission file number 0-15699

                    WINDSOR PARK PROPERTIES 3, A CALIFORNIA
                              LIMITED PARTNERSHIP
                ----------------------------------------------
             (Exact name of small business issuer in its charter)

          California                                     33-0115651
-------------------------------               ------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

               6430 South Quebec Street, Englewood,   Colorado  80111
          ---------------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

Issuer's telephone number:     (303) 741-3707

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Units of Limited Partnership Interest
                                                                -------------------------------------
                                                                          (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  X  ]  No [     ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ X]

  State issuer's revenues for its most recent fiscal year:  $1,784,642

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

  Transitional small business disclosure format (check one): Yes [  ]  No [X]

                               TABLE OF CONTENTS

                                    PART I
                                    ------
                                                                                    Page
                                                                                    ----
Item 1.     Description of Business                                                    3

Item 2.     Description of Properties                                                  5

Item 3.     Legal Proceedings                                                          6

Item 4.     Submission of Matters to a Vote of Security Holders                        6


                                    PART II
                                    -------
Item 5.     Market for the Partnership's Units and Related Security Holder Matters     7

Item 6.     Management's Discussion and Analysis                                       7

Item 7.     Financial Statements                                                      10

Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                                  22
                                   PART III
                                   --------
Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of The Exchange Act                         22

Item 10.    Executive Compensation                                                    23

Item 11.    Security Ownership of Certain Beneficial Owners and Management            23

Item 12.    Certain Relationships and Related Transactions                            24

Item 13.    Exhibits and Reports on Form 8-K                                          25

            SIGNATURES                                                                26

                                    PART I
                                    ------

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Certain matters discussed under the captions "Description of Business," "Description of Properties," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-KSB/A may constitute forward-looking statements, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 3, a California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

The General Partners are currently exploring possible strategic alternatives for the Partnership with a view towards providing limited partners with the opportunity to achieve liquidity in their investment. There can, however, be no assurances that any such strategic alternative will be consummated or that the Partnership will not continue in its current form until the end of its stated term.

The Partnership owns interests in the following manufactured home communities at December 31, 1998:



                                                     Date
Name of Property                   Ownership %     Acquired         Location
----------------                   -----------     ---------        --------
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



                                                          Little
                                  Pondarosa                Eagle              The Pines          Shady Hills
                                  ---------                -----              ---------          -----------
                                Indianapolis,          Indianapolis,         Charleston,          Nashville,
Location                           Indiana                Indiana          South Carolina         Tennessee
------------------------------------------------------------------------------------------------------------------

Percentage of
 Ownership                           100%                 100%                 100%                   100%
Date Acquired                        3/86                 3/86                 8/86                   9/86
Acreage                                18                   14                   24                     25
Number of
Spaces                                148                   93                  204                    249
Monthly Rents (1)              $      217             $    198           $      143             $      185
Occupancy Level:
  December 31,
   1998                              98%                  92%                  80%                    90%
Real Estate Taxes              $   13,300             $  7,700           $    7,500             $   47,400
Federal Tax
  Basis (4)                    $  780,500             $536,800           $1,134,200             $1,940,700
Mortgage
Information:
  Balance payable              $1,800,000                (2)                  --                     (2)
  Interest rate                   8.97%                  (2)                  --                     (2)
  Amortization
   period                          --                    (2)                  --                     (2)
  Maturity date                   1/03                   (2)                  --                     (2)
  Balance due at
   maturity                    $1,800,000                (2)                  --                     (2)


Item 2.  DESCRIPTION OF PROPERTIES (continued)
         -------------------------


                                                Big
                            Harmony           Country                      Apache      Denali
                             Ranch            Estates      Trailmont        East        Park
                             -----           ----------    -----------    ---------  ---------
                          Thonotosassa,       Cheyenne,    Nashville,      Phoenix,    Phoenix,
Location                    Florida           Wyoming      Tennessee       Arizona     Arizona
------------------------------------------------------------------------------------------------

Percentage of
 Ownership                    25%               40%           100%           29%         29%
Date Acquired                12/86             12/86          1/96          2/97        2/97
Acreage                        29                28            30            16          33
Number of
 Spaces                       193               253            131           123        162
Monthly Rents (1)         $   241            $  210        $   239         $ 228      $ 228
Occupancy Level:
  December 31,
1998
                               87%              95%            100%          93%        91%
Real Estate Taxes         $  36,800          $ 10,100      $   10,200      $  17,500   $ 24,100
Federal Tax
  Basis (4)               $  434,700         $819,900      $ 1,724,100     $ 630,400   $813,100
Mortgage
 Information:
  Balance payable         $1,200,000             --        $ 1,170,400     $3,009,395     (3)
  Interest rate             8.87%                --            8.41%          8.38%       (3)
  Amortization
   period                    --                  --             --          24 years      (3)

  Maturity date             9/02                 --            1/03          3/06         (3)
  Balance due at
   maturity               $1,200,000             --         $1,170,400     $2,583,200     (3)


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

Cash distributions paid to the limited partners since December 31, 1995 are as follows:

                                                                                                      Per $1,000
                                                                                                         Originally
Date Paid                                                          Amount (1)                         Invested (2)
---------                                                          ----------                         -------------
August 1998                                                         $135,200                               $6.73
February 1998                                                       $133,700                               $6.65

August 1997                                                         $140,000                               $6.96
February 1997                                                       $140,000                               $6.96

(1)  Amounts exclude General Partner participation.
(2)  Computed based on $20,100,000 original investment.

Cash distributions paid to the General Partners since December 31, 1995 were $29,400.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Annual Report. Certain statements in this discussion constitute "forward-looking statements," and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity during the years ended December 31, 1998 and 1997 were its cash flow generated from the operation of its communities and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $415,700 and $515,400 for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998, the Partnership's cash amounted to $640,800.

The Partnership's primary uses of its capital resources during the same periods were for cash distributions to partners, debt service, and the purchase of an interest in two manufactured home communities in 1997. Cash distributions to partners totaled $283,600 and $294,700 for the years ended December 31, 1998 and 1997, respectively.

In February 1997, the Partnership purchased a 29% interest in Windsor Park 345, a limited partnership that acquired the Apache East and Denali Park manufactured home communities located in Apache Junction, Arizona. The remaining interests in Windsor Park 345 were purchased by entities affiliated with the Partnership. The Partnership's cost of its equity interest in Windsor Park 345 was $636,000. In connection with the purchase of the communities, a mortgage loan of $3,040,000, collateralized by the communities, was obtained. The amount of the loan attributable to the Partnership is $881,600. The loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate and variable rate adjusts to the yield on the three-year Treasury Note plus 2.2%. The loan is due in March 2006.

The Partnership's principal long-term liquidity requirement will be the repayment of principal on its outstanding mortgage debt. At December 31, 1998, the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was approximately $4,152,000, consisting of $3,270,400 of fixed rate debt and $881,600 of variable rate debt. The average rate of interest on the fixed rate debt and variable rate was 8.8% and 8.4%, respectively, at December 31, 1998. The Partnership and the affiliated entities are contingently liable for the full amounts of the loans obtained jointly through joint ventures and limited partnerships.

The future sources of liquidity for the Partnership will be provided from property operations, cash reserves and ultimately from the sale of its communities and investments in joint ventures and limited partnerships. The Partnership expects to meet its short-term liquidity requirements, including capital expenditures, administration expenses, debt service, and distributions to partners, from cash flow provided from property operations and distributions from investments in joint ventures and limited partnerships. The Partnership expects to meet its long-term liquidity requirement through the sale of its communities and investments in joint ventures and limited partnerships, and cash reserves.

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

REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of Windsor Park Properties 3,
(a California Limited Partnership)

In our opinion, the accompanying balance sheet and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Windsor Park Properties 3, a California Limited Partnership (the "Partnership") at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Denver, Colorado
March 19, 1999

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------


                                                                  December 31, 1998
                                                              -----------------------
ASSETS
------

Property held for investment, net                                   $        3,368,400
Property held for sale, net                                                    444,200
Investments in joint ventures and limited partnerships                       1,256,000
Cash and cash equivalents                                                      640,800
Deferred financing costs, net                                                   90,000
Other assets                                                                   101,600
                                                               -----------------------

Total Assets                                                        $        5,901,000
                                                               =======================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
   Mortgage notes payable                                           $        2,970,400
   Accounts payable                                                              5,200
   Accrued expenses                                                            214,100
   Tenant deposits and other liabilities                                        42,400
   Due to general partners and affiliates                                       24,200
                                                               -----------------------

Total Liabilities                                                            3,256,300
                                                               -----------------------

Commitments and Contingencies (Note 9)                                               -

Partners' Equity:
   Limited partners                                                          2,696,800
   General partners                                                            (52,100)
                                                               -----------------------

Total Partners' Equity                                                       2,644,700
                                                               -----------------------

Total Liabilities and Partners' Equity                              $        5,901,000
                                                               =======================


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                                                      For the Year Ended December 31,
                                                                         -----------------------------------------------------

                                                                                 1998                        1997
                                                                         --------------------------    -----------------------
REVENUES
--------

Rent and utilities                                                            $           1,687,000        $         1,610,600
Equity in earnings of joint ventures and limited partnerships                                 8,100                     18,200
Interest                                                                                     27,900                     33,000
Other                                                                                        61,600                     40,300
                                                                         --------------------------    -----------------------

                                                                                          1,784,600                  1,702,100
                                                                         --------------------------    -----------------------


COSTS AND EXPENSES
------------------

Property operating                                                                          995,900                  1,039,200
Interest                                                                                    279,800                    279,900
Depreciation                                                                                227,100                    207,400
General and administrative:
  Related parties                                                                            36,200                     63,700
  Other                                                                                      65,200                     37,300
                                                                         --------------------------    -----------------------

                                                                                          1,604,200                  1,627,500
                                                                         --------------------------    -----------------------

Net income                                                                    $             180,400        $            74,600
                                                                         ==========================    =======================

Net income - general partners                                                 $               1,800        $               700
                                                                         ==========================    =======================

Net income - limited partners                                                 $             178,600        $            73,900
                                                                         ==========================    =======================

Basic and diluted earnings per limited partnership unit                       $                 .93        $               .38
                                                                         ==========================    =======================

                  See accompaying notes financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                        STATEMENTS OF PARTNERS' EQUITY
                        ------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                ----------------------------------------------

                                           General Partners         Limited  Partners          Total
                                         --------------------    ---------------------    ---------------

Balance at December 31, 1996                  $      (25,200)       $      3,151,400       $    3,126,200

Cash distributions                                   (14,700)               (280,000)            (294,700)

Net income                                               700                  73,900               74,600

Repurchase of limited partnership
units                                                                        (47,300)             (47,300)

Balance at December 31, 1997                         (39,200)              2,898,000            2,858,800
                                                   ---------             -----------          -----------

   Cash distributions                                (14,700)               (268,900)            (283,600)

   Net Income                                          1,800                 178,600              180,400

   Repurchase of limited partnership
    units                                                                   (110,900)            (110,900)

                                                   ---------             -----------          -----------
   Balance at December 31, 1998               $      (52,100)       $      2,696,800       $    2,644,700
                                                   =========             ===========          ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                                                      For The Year Ended December 31,
                                                             ----------------------------------------------------
                                                                        1998                           1997
                                                             ----------------------        ----------------------
Cash flows from operating activities:
  Net income                                                             $  180,400         $               74,600
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                            227,100                        207,400
    Equity in earnings of joint ventures and limited partnerships            (8,100)                      (18,200)

    Joint ventures' and limited partnerships cash distributions               8,100                         18,200
    Loss on sale of property held for
      Investment                                                                                            36,900
    Amortization of deferred financing costs                                 20,000                         19,900
  Changes in operating assets and liabilities:
    Increase (decrease) in other assets                                     (30,800)                       127,600
    (Decrease) increase in accounts payable                                 (29,900)                         1,300
    Increase (decrease) in accrued expenses                                 115,100                       (21,900)
    Decrease in tenant deposits and other liabilities                       (20,100)                         (700)
    (Decrease) increase due to general partner and                          (46,100)                       70,300
     affiliates
                                                             ----------------------        ----------------------
Net cash provided by operating activities                                   415,700                       515,400
                                                             ----------------------        ----------------------

Cash flows from investing activities:
  Increase in property held for investment                                 (133,900)                    (216,700)
  Joint ventures' and limited partnerships' cash distributions              189,400                        92,600

  Proceeds from sale of property held for
    Investment                                                               3,000
  Investment in joint venture and limited partnership                      (22,000)                     (658,000)
                                                             ----------------------        ----------------------

  Net cash provided by (used in) investing activities                       33,500                      (779,100)
                                                             ----------------------        ----------------------


Cash flows from financing activities:

  Cash distributions to partners                                         (283,600)                      (294,700)
  Repurchase of limited partnership units                                (110,900)                       (47,300)
                                                             ----------------------        ----------------------


Net cash used in financing activities                                    (394,500)                      (342,000)
                                                             ----------------------        ----------------------



Net increase (decrease) in cash and cash equivalents                       54,700                       (605,700)

Cash and cash equivalents at beginning of year                            586,100                       1,191,800
                                                             ----------------------        ----------------------


Cash and cash equivalents at end of year                      $          640,800           $              586,100
                                                             ======================        ======================


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

Property Held for Sale
----------------------

During 1998, property held for sale was recorded at the lower of cost or net realizable value. Subsequent to December 31, 1998, the Partnership entered into an agreement to sell Little Eagle. The sale would result in a net gain of approximately $426,000. In connection with the sale, the Partnership will pay off a related mortgage note payable of approximately $1,800,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $18,000.

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


NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of five manufactured home communities summarized as follows:


Name of Property                            Date Acquired                       Location
----------------                            -------------                       --------
Pondarosa                                   March 31, 1986                      Indianapolis, Indiana
The Pines                                   August 1, 1986                      Charleston, South Carolina
Shady Hills                                 September 30, 1986                  Nashville, Tennessee
Trailmont                                   January 17, 1996                    Nashville, Tennessee

                                                           December 31, 1998
                                                      -----------------------------

Land                                                            $           974,500
Buildings and improvements                                                4,717,500
Fixtures and equipment                                                      125,300
                                                      -----------------------------

                                                                          5,817,300
Less accumulated depreciation                                            (2,448,900)
                                                      -----------------------------

                                                                $         3,368,400
                                                      =============================

NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in four manufactured home communities summarized as follows:

                                    Ownership
Name of Property                   Percentage   Date Acquired       Location
---------------------------------  -----------  -----------------   ---------------------
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


The combined condensed financial position and results of operations of the joint ventures and limited partnerships are as follows:


Financial Position                                                                 December 31, 1998
------------------                                                         -----------------------------


Property held for investment, net                                               $              7,917,100
Cash                                                                                              23,200
Other assets                                                                                     191,500
                                                                           -----------------------------

     Total assets                                                               $              8,131,800
                                                                           =============================

Mortgage note payable                                                           $              4,209,400
Accounts payable                                                                                  10,200
Other liabilities                                                                                141,200
                                                                           -----------------------------

     Total liabilities                                                                         4,360,800

Partners' equity                                                                               3,771,000
                                                                           -----------------------------

Total liabilities and partners' equity                                          $              8,131,800
                                                                           =============================

                                                          For The Year Ended December 31,




Results of Operations                              1998                                1997
---------------------                    ---------------------------       -----------------------------
Property revenues                             $            1,762,400            $              1,567,000
                                         ---------------------------       -----------------------------
Expenses:
  Property operating                                         905,100                             806,300
  Depreciation                                               473,400                             413,300
  Interest                                                   405,100                             320,100
                                         ---------------------------       -----------------------------

                                                           1,783,600                           1,539,700
                                         ---------------------------       -----------------------------

Net income (loss)                             $              (21,200)           $                 27,300
                                         ===========================       =============================

NOTE 5.  MORTGAGE NOTES PAYABLE
         ----------------------

The Partnership has two loans: $1,800,000 loan collateralized by the Pondarosa, Little Eagle and Shady Hills manufactured home communities, is due in January 2003 bearing interest at 8.97%.

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

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the Limited Partners for the years ended December 31, 1998 and 1997 follows:



                                     1998                                               1997
                    --------------------------------------------       -------------------------------------------

                                                           Per                                               Per
                                      Amount               Unit                    Amount                    Unit
                                      -----                ----                    ------                    ----

Net income
 - Limited Partners    $              178,600          $     .93          $              73,900          $    0.38
Return of capital                      90,300                .47                        206,100               1.05
                       ----------------------     --------------          ---------------------     --------------

Total Distribution     $              268,900          $    1.40          $             280,000          $    1.43
                       ======================     ==============          =====================     ==============


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

NOTE 8.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                                               1998                       1997
                                                                      -----------------------    -------------------
Supplemental disclosure of cash flow information:
Cash paid during the year for:
                                                                                                 C>
    Interest (none capitalized)                                         $            258,100          $280,8000000
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

The names, ages, and nature of the positions held by the directors and executive officers of The Windsor Corporation follow:

     Name                          Age              Office
---------------------           -------------       ----------------
Steven G. Waite                    44               President and Director
Gary P. McDaniel                   53               Director
C.G. Kellogg                       55               Director

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


                                                     Amount and Nature of
Title of Class               Beneficial Owner        Beneficial Ownership        Percent of Class
---------------------------------------------------------------------------------------------------

Units of Limited         John A. Coseo, Jr.
  Partnership Interest     A General Partner                    10                       .005%

Units of Limited         The Windsor Corporation
  Partnership Interest     A General Partner                  1,000                      .526%
                                                  -------------------------      ------------------

Units of Limited         All General Partners
  Partnership Interest     As a group                         1,010                      .531%
                                                  =========================      ==================


Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1998 and 1997.




Form of Compensation and Entity Receiving                   1998      1997
-----------------------------------------                   ----      ----

Expense reimbursement - The Windsor Corporation            $36,200   $73,600
Cash distributions - The Windsor Corporation               $14,700   $14,700
Management Fee-The Windsor Corporation                     $ 9,300   $ 8,900

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K
            ---------------------------------

   (a)        Exhibits and Index of Exhibits

              (3) - Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 2-99697 and incorporated herein by reference.

              (27) - Financial Data Schedule

   (b)        Reports on Form 8-K

              There were no reports on Form 8-K filed during the last quarter of the period covered by this Form 10-KSB/A.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of February
2000.

                    WINDSOR PARK PROPERTIES 3
                    A California Limited Partnership by:
                    THE WINDSOR CORPORATION

                    By:/s/ Steven G. Waite
                       -------------------
                       STEVEN G. WAITE
                       President