Form 10QSB/A
period 1999-03-31
WINDSOR PARK PROPERTIES 3
filed 2000-02-03
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                FORM 10-QSB/A

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
  1934


     For the quarterly period ended     March 31, 1999
                                    ------------------


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



        For the transition period from _____________ to _____________


         Commission file number   0-15699
                                ---------


          WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 California                                                      33-0115651
--------------------------------------------------------------   --------------------------
(State or other jurisdiction of incorporation or organization)   (IRS Employer Identification No.)


                  6160 So. Syracuse Way, Greenwood Village, Colorado 80111
   -----------------------------------------------------------------------
                               (Address of principal executive offices)



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

                                    PART I
                                    ------

Certain matters discussed under the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-QSB/A may constitute forward-looking statements, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 3, a California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.    Financial Statements
-------

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                                           March 31, 1999
                                                                     --------------------------
ASSETS
------
Property held for investment:
  Land                                                               $                  974,500
  Buildings and improvements                                                          4,764,000
  Fixtures and equipment                                                                132,900
                                                                     --------------------------

                                                                                      5,871,400
Less accumulated depreciation                                                        (2,503,800)
                                                                     --------------------------

                                                                                      3,367,600

Property held for sale, net                                                             443,700
Investments in joint ventures and limited partnerships                                1,230,200
Cash and cash equivalents                                                               627,600
Deferred financing costs                                                                 85,100
Other assets                                                                            118,400
                                                                     --------------------------

Total Assets                                                         $                5,872,600
                                                                     ==========================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
 Mortgage notes payable                                              $                2,970,400
 Accrued expenses                                                                       242,500
 Due to General Partners and affiliates                                                  67,700
 Tenant deposits and other liabilities                                                   42,300
                                                                     --------------------------

Total Liabilities                                                                     3,322,900
                                                                     --------------------------

Partners' equity:
  Limited partners                                                                    2,608,600
  General partners                                                                      (58,900)
                                                                     --------------------------

                                                                                      2,549,700
                                                                     --------------------------

Total Liabilities and Partner's Equity                               $                5,872,600
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

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                                                   Three Months Ended March 31,
                                                                      -----------------------------------------------------
                                                                               1999                          1998
REVENUES
--------
Rent and utilities                                                       $             431,300       $              415,200
Equity in earnings of joint ventures and limited partnerships                              200                        9,000
Interest                                                                                 6,000                        7,600
Other                                                                                    9,000                       11,000
                                                                      ------------------------     ------------------------

                                                                                       446,500                      442,800
                                                                      ------------------------     ------------------------

COSTS AND EXPENSES
------------------

Property operating                                                                     245,900                      232,600
Interest                                                                                70,000                       69,900
Depreciation and amortization                                                           57,800                       52,200
General and administrative:
  Related parties                                                                        6,600                       10,200
  Other                                                                                 16,700                       15,200
                                                                      ------------------------     ------------------------

                                                                                       397,000                      380,100
                                                                      ------------------------     ------------------------

Net income                                                               $              49,500       $               62,700
                                                                      ========================     ========================

Net income - general partners                                            $                 500       $                  600
                                                                      ========================     ========================

Net income - limited partners                                            $              49,000       $               62,100
                                                                      ========================     ========================

Basic and dilutive earnings per limited partnership unit                 $                 .26       $                 0.32
                                                                      ========================     ========================



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

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB/A for the year ended December 31, 1998.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1999 and 1998 is as follows:

                                                     1999                                             1998
                                 -------------------------------------------      -------------------------------------------
                                                                      Per                                               Per
                                                 Amount               Unit                        Amount               Unit
                                                 ------              -------                      ------              -------
Net income
 - limited partners                 $            49,000            $     .26         $            62,100            $    0.32
Return of capital                                84,300                  .44                      77,900                 0.40
                                 ----------------------      ---------------      ----------------------      ---------------

                                    $           133,300            $     .70         $           140,000            $    0.72
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

Item 2.
-------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Three months ended March 31, 1999 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1998
----

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Form 10-QSB/A.

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

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity during the three months ended March 31, 1999 were its cash flow generated from the operation of its communities and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $162,000 for the three months ended March 31, 1999. At March 31, 1999, the Partnership's cash amounted to $627,600.

The Partnership's primary uses of its capital resources during the same periods were for cash distributions to partners. Cash distributions to partners totaled $140,600 for the three months ended March 31, 1999.

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

The future sources of liquidity for the Partnership will be provided from property operations, cash reserves and ultimately from the sale of its communities and investments in joint ventures and limited partnerships. The Partnership expects to meet its short-term liquidity requirements, including capital expenditures, administration expenses, and distributions to partners, from cash flow provided from property operations and distributions from investments in joint ventures and limited partnerships. The Partnership expects to meet its long-term liquidity requirement through the sale of its communities and investments in joint ventures and limited partnerships, and cash reserves.

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


                             WINDSOR PARK PROPERTIES 3,
                             A California Limited Partnership


                             By:  The Windsor Corporation, its general partner



                             By  /s/ Steven G. Waite
                                --------------------
                               STEVEN G. WAITE
                               President

Date:  February 3, 2000