Form 10QSB/A
period 1999-06-30
WINDSOR PARK PROPERTIES 3
filed 2000-02-03
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.  20549


                                 FORM 10-QSB/A


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended     June 30, 1999
                                 -------------------------


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



  For the transition period from _________________________ to ___________


  Commission file number   0-15699
                         --------------------------------------------------


           WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
    ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         California                                  33-0115651
-----------------------------------         ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


            6160 So. Syracuse Way, Greenwood Village, Colorado 80111
            --------------------------------------------------------
                    (Address of principal executive offices)



                                 (303) 741-3707
                                 --------------
                           (Issuer's telephone number)



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

Item 1.    Financial Statements
---------


                            WINDSOR PARK PROPERTIES 3
                            -------------------------
                       (A California Limited Partnership)
                                  BALANCE SHEET
                                  -------------
                                   (unaudited)

                                                                        June 30, 1999
                                                                      -----------------
ASSETS
------
Property held for investment:
  Land                                                                  $       974,500
  Buildings and improvements                                                  4,819,100
  Fixtures and equipment                                                        149,200
                                                                      -----------------
                                                                              5,942,800
Less accumulated depreciation                                                (2,555,700)
                                                                      -----------------
                                                                              3,387,100

Investments in joint ventures and limited partnerships                        1,237,900
Cash and cash equivalents                                                        51,100
Deferred financing costs                                                         33,300
Other assets                                                                     91,900
                                                                      -----------------
Total Assets                                                            $     4,801,300
                                                                      =================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
 Mortgage notes payable                                                 $     1,170,400
 Term loan payable                                                              400,000
 Accounts payable                                                                 1,700
 Accrued expenses                                                               237,000
 Due to General Partners and affiliates                                          29,900
 Tenant deposits and other liabilities                                           37,600
                                                                      -----------------
Total Liabilities                                                             1,876,600
                                                                      -----------------
Partners' equity:
  Limited partners                                                            2,921,200
  General partners                                                                3,500

                                                                      -----------------
                                                                              2,924,700
                                                                      -----------------
Total Liabilities and Partner's Equity                                  $     4,801,300
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

                            WINDSOR PARK PROPERTIES 3
                            -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                                                Three Months Ended June 30,
                                                              -------------------------------------------------------------

                                                                           1999                             1998
                                                              ----------------------------      ---------------------------
REVENUES
--------
Rent and utilities                                               $                 386,900        $                 423,200
Equity in earnings of joint ventures and limited partnerships                       14,600                            3,100
Interest                                                                                 0                            6,200
Gain on sale of property                                                           424,600                                0
Other                                                                                7,700                            9,300
                                                              ----------------------------      ---------------------------

                                                                                   833,800                          441,800
                                                              ----------------------------      ---------------------------

COSTS AND EXPENSES
------------------

Property operating                                                                 229,300                          251,500
Interest                                                                            38,800                           69,900
Depreciation and amortization                                                       54,400                           52,200
General and administrative:
  Related parties                                                                    4,100                            8,900
  Other                                                                             21,500                           14,900
                                                              ----------------------------      ---------------------------
                                                                                   348,100                          397,400
                                                              ----------------------------      ---------------------------

Income before extraordinary item                                                   485,700                           44,400

Extraordinary loss from early extinguishment of debt                                74,600                                0
                                                              ----------------------------      ---------------------------
Net income                                                       $                 411,000        $                  44,400
                                                              ============================      ===========================

Net income - general partners                                    $                  62,900        $                     400
                                                              ============================      ===========================
Net income - limited partners                                    $                 348,100        $                  44,000
                                                              ============================      ===========================

Basic and diluted earnings per limited partnership unit:
Income before  extraordinary item                                $                    2.22        $                    0.23
Extraordinary loss from early extinguishment of debt                                  (.39)                               0
                                                              ----------------------------      ---------------------------
Net income - limited partners                                    $                    1.83        $                    0.23
                                                              ============================      ===========================

                            WINDSOR PARK PROPERTIES 3
                            -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                                                Six Months Ended June 30,
                                                              -------------------------------------------------------------

                                                                           1999                             1998
                                                              ----------------------------      ---------------------------
REVENUES
--------

Rent and utilities                                               $                 818,100        $                 838,400
Equity in earnings of joint ventures and limited partnerships                       14,800                           12,000
Interest                                                                             6,000                           13,800
Gain on sale of property                                                           424,600                                0
Other                                                                               16,800                           20,400
                                                              ----------------------------      ---------------------------
                                                                                 1,280,300                          884,600
                                                              ----------------------------      ---------------------------

COSTS AND EXPENSES
------------------

Property operating                                                                 475,200                          484,200
Interest                                                                           108,800                          139,900
Depreciation and amortization                                                      112,100                          104,400
General and administrative:
  Related parties                                                                   10,700                           19,000
  Other                                                                             38,300                           30,000
                                                              ----------------------------      ---------------------------
                                                                                   745,100                          777,500
                                                              ----------------------------      ---------------------------

Income before extraordinary item                                                   535,200                          107,100

Extraordinary loss from early extinguishment of debt                                74,600                                0
                                                              ----------------------------      ---------------------------

Net income                                                       $                 460,600        $                 107,100
                                                              ============================      ===========================

Net income - general partners                                    $                  62,900        $                   1,100
                                                              ============================      ===========================

Net income - limited partners                                    $                 397,700        $                 106,000
                                                              ============================      ===========================

Basic and diluted earnings per limited partnership unit:
Income before  extraordinary item                                $                    2.48        $                    0.55
Extraordinary loss from early extinguishment of debt                                  (.39)                               0
                                                              ----------------------------      ---------------------------
Net income - limited partners                                    $                    2.09        $                    0.55
                                                              ============================      ===========================


                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 3
                            -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (unaudited)

                                                                                     Six Months Ended June 30,
                                                                        --------------------------------------------------

                                                                                 1999                        1998
                                                                        ----------------------       ---------------------
Cash flows from operating activities:
  Net income                                                               $           460,600         $           107,100
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                      112,100                     104,400
    Equity in earnings of joint ventures and limited partnerships                      (14,800)                    (12,000)
    Joint ventures' and limited partnerships cash distributions                         14,800                      12,000
    Gain on sale of property                                                          (424,600)                          0
    Amortization of deferred financing costs                                            56,700                      10,000

  Changes in operating assets and liabilities:
      (Increase) decrease in other assets                                                9,700                     (51,300)
      Accounts payable                                                                  (3,500)                    (20,200)
      Increase (decrease) in accrued expenses                                           22,900                      89,000
      Due to General Partners and affiliates                                             5,700                     (61,300)
      (Decrease) increase in tenant deposits and other liabilities                      (4,800)                    (21,100)
                                                                        ----------------------       ---------------------
Net cash provided by operating activities                                              234,800                     156,600
                                                                        ----------------------       ---------------------

Cash flows from investing activities:
  Investment in joint venture                                                          (41,600)                          0
  Increase in property held for investment                                            (127,900)                    (47,000)
  Joint ventures' and limited partnerships cash distributions                           59,700                     120,500
  Proceeds from sale of property                                                       865,900                           0
                                                                        ----------------------       ---------------------
Net cash provided by (used in) investing activities                                    756,100                      73,500
                                                                        ----------------------       ---------------------

Cash flows from financing activities:
  Cash distributions                                                                  (140,600)                   (142,400)
  Repurchase of limited partnership units                                              (40,000)                    (61,900)
  Proceeds from term loan                                                              400,000                           0
  Pay off of mortgage payable                                                       (1,800,000)                          0
                                                                        ----------------------       ---------------------
Net cash used in by financing activities                                            (1,580,600)                   (204,300)
                                                                        ----------------------       ---------------------

Net increase (decrease) in cash and cash equivalents                                  (589,700)                     25,800

Cash and cash equivalents at beginning of period                                       640,800                     586,100
                                                                        ----------------------       ---------------------


Cash and cash equivalents at end of period                                 $            51,100         $           611,900
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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1999 and 1998 is as follows:

                                                       1999                                               1998
                                 --------------------------------------------       -------------------------------------------
                                                                        Per                                               Per
                                        Amount                          Unit              Amount                          Unit
                                        ------                          ----              ------                          ----
Net income
 - limited partners                 $           397,700             $    2.09          $           106,000            $    0.55
Return of capital                                     0                     0                       34,000                 0.18
Net income in excess of
 distributions                                 (264,400)                (1.39)                           0                    0
                                 ----------------------       ---------------       ----------------------      ---------------
                                    $           133,300             $     .70          $           140,000            $    0.73
                                 ======================       ===============       ======================      ===============

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

Liquidity and Capital Resources
-------------------------------


The Partnership's principal sources of liquidity during the six months ended June 30, 1999 were its cash flow generated from the operation of its communities, proceeds from the sale of the Little Eagle community, proceeds from a $400,000 term loan, and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $234,800 for the six months ended June 30, 1999. At June 30, 1999, the Partnership's cash amounted to $51,100.

The Partnership's primary uses of its capital resources during the same periods were for cash distributions to partners and the pay off of a $1.8 million mortgage payable. Cash distributions to partners totaled $140,600 for the six months ended June 30, 1999.

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

                                 PART II
                                 -------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

   (a)  Exhibits and Index of Exhibits

          (3) Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 2-99697 and incorporated herein by reference.

          (27) Financial Data Schedule

   (b)  Reports on Form 8-K

          On April 13, 1999, the Partnership filed a Current Report on Form 8-K, dated April 1, 1999, reporting the sale of the Little Eagle community.

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


Date:  February 3, 2000