Form 10QSB/A
period 1999-09-30
WINDSOR PARK PROPERTIES 3
filed 2000-02-03
CIK 774544

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



       For the transition period from _________________________ to ______


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

                                     PART I
                                     ------


Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-QSB/A may constitute forward-looking statements, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 3, A California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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
                                                                      --------------------------------

                                                                                             2,815,800
                                                                      --------------------------------
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

                            WINDSOR PARK PROPERTIES 3
                            -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                                 Three Months Ended September 30,
                                                    --------------------------------------------------------

                                                                 1999                          1998
                                                    ----------------------------    ------------------------

REVENUES
--------
Rent and utilities                                        $              380,500      $              423,500
Equity in earnings of joint ventures and limited                           8,900                       6,200
 partnerships
Interest                                                                       0                       7,000
Other                                                                     14,200                      29,800
                                                    ----------------------------    ------------------------

                                                                         403,600                     466,500
                                                    ----------------------------    ------------------------

COSTS AND EXPENSES
------------------

Property operating                                                       215,400                     254,300
Interest                                                                  43,000                      69,900
Depreciation and amortization                                             49,600                      52,200
General and administrative:
  Related parties                                                          7,700                       8,800
  Other                                                                   40,900                      13,800
                                                    ----------------------------    ------------------------
                                                                         356,600                     399,000
                                                    ----------------------------    ------------------------

Net income                                                $               47,000      $               67,500
                                                    ============================    ========================

Net income - general partners                             $                  500      $                  700
                                                    ============================    ========================

Net income - limited partners                             $               46,500      $               66,800
                                                    ============================    ========================
Basic and diluted earnings per limited partnership
 unit                                                     $                 0.25      $                 0.35
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

                            WINDSOR PARK PROPERTIES 3
                            -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (unaudited)
                                                                                     Nine Months Ended September 30,
                                                                        -----------------------------------------------------

                                                                                     1999                          1998
                                                                        -------------------------       ---------------------
Cash flows from operating activities:
  Net income                                                                  $           507,600         $           174,500
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                         161,700                     156,600
    Equity in earnings of joint ventures and limited partnerships                         (23,700)                    (18,300)
    Joint ventures' and limited partnerships cash distributions                            23,700                      18,300
    Gain on sale of property                                                             (424,600)                          0
    Amortization of deferred financing costs                                               63,900                      15,000

  Changes in operating assets and liabilities:
      (Increase) decrease in other assets                                                   6,900                     (55,500)
      Accounts payable                                                                     (5,200)                    (33,400)
      Accrued expenses                                                                     31,600                     132,500
      Increase (decrease) in due to General Partners and affiliates                        34,800                     (43,700)
      Tenant deposits and other liabilities                                                (4,400)                    (19,400)
                                                                        -------------------------       ---------------------
Net cash provided by operating activities                                                 372,300                     326,600
                                                                        -------------------------       ---------------------

Cash flows from investing activities:
  Investment in joint venture                                                             (39,700)                          0
  Increase in property held for investment                                               (139,900)                   (101,100)
  Joint ventures' and limited partnerships cash distributions                              84,000                     150,000
  Proceeds from sale of property                                                          865,900                           0
                                                                        -------------------------       ---------------------
Net cash provided by (used in) investing activities                                       770,300                      48,900
                                                                        -------------------------       ---------------------

Cash flows from financing activities:
  Cash distributions                                                                     (280,500)                   (282,800)
  Repurchase of limited partnership units                                                 (56,000)                    (81,000)
  Proceeds from term loan                                                                 400,000                           0
  Pay off of mortgage payable                                                          (1,800,000)                          0
                                                                        -------------------------       ---------------------
Net cash used in by financing activities                                               (1,736,500)                   (363,800)
                                                                        -------------------------       ---------------------

Net increase (decrease) in cash and cash equivalents                                     (593,900)                     11,700

Cash and cash equivalents at beginning of period                                          640,800                     586,100
                                                                        -------------------------       ---------------------

Cash and cash equivalents at end of period                                    $            46,900         $           597,800
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


The General Partners are currently developing a plan which would liquidate and dissolve the Partnership. The Partnership and N'Tandem Trust, an externally-advised California business trust in which Chateau, as of September 30, 1999, held 9.8% of the outstanding capital stock ("N'Tandem"), are in discussions with respect to a transaction whereby the Partnership would sell its four wholly-owned properties and its partial ownership interests in four other properties to N'Tandem. The consummation of the proposed transaction with N'Tandem would be subject to the satisfaction of certain conditions, including the approval of a majority-in-interest of the Partnership's Limited Partners. The General Partners expect to file with the Securities and Exchange Commission (the "Commission") a proxy statement describing the terms of the proposed transaction sometime in the near future and, upon clearance from the Commission, to mail the proxy statement to Limited Partners. If the proposed transaction with N'Tandem is consummated, the Partnership will be liquidated and liquidating distributions will be made to Limited Partners in accordance with the terms of the Partnership's Agreement of Limited Partnership. There can, however, be no assurances that the proposed transaction with N'Tandem will be consummated or, if consummated, that the proposed transaction will close prior to the end of the Partnership's stated term.


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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1999 and 1998 is as follows:

                                                       1999                                               1998
                                 --------------------------------------------       -------------------------------------------
                                                                        Per                                               Per
                                        Amount                          Unit              Amount                          Unit
                                        ------                          ----              ------                          ----
Net income
 - limited partners                 $           502,500             $    2.65          $           172,800            $    0.90
Return of capital                                     0                     0                      107,200                 0.56
Net income in excess of
 distributions                                 (236,700)                (1.25)                           0                    0
                                 ----------------------       ---------------       ----------------------      ---------------

                                    $           265,800             $    1.40          $           280,000            $    1.46
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


Liquidity and Capital Resources
-------------------------------


The Partnership's principal sources of liquidity during the nine months ended September 30, 1999 were its cash flow generated from the operation of its communities, proceeds from the sale of the Little Eagle community, proceeds from a $400,000 term loan and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $372,300 for the nine months ended September 30, 1999. At September 30, 1999, the Partnership's cash amounted to $46,900.

The Partnership's primary uses of its capital resources during the same periods were for cash distributions to partners and the pay off of a $1.8 million mortgage payable. Cash distributions to partners totaled $280,500 for the nine months ended September 30, 1999.

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