Form 10KSB40
period 1999-12-31
WINDSOR PARK PROPERTIES 3
filed 2000-03-30
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........to........

Commission file number 0-15699

          WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
             (Exact name of small business issuer in its charter)

       California                                       33-0115651
-------------------------                  ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         6160 South Syracuse Way, Greenwood Village, Colorado  80111
         -----------------------------------------------------------
         (Address of principal executive offices)       (Zip Code)

Issuer's telephone number:  (303) 741-3707

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Units of Limited
                                                                ----------------
Partnership Interest
--------------------
(Title of Class)

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

     Issuer's revenues for its most recent fiscal year:  $2,072,700

                  DOCUMENTS INCORPORATED BY REFERENCE:  None



                                         TABLE OF CONTENTS

                                              PART I
                                              ------
                                                                                       Page
                                                                                       ----
Item 1.       Description of Business                                                     3

Item 2.       Description of Properties                                                   5

Item 3.       Legal Proceedings                                                           6

Item 4.       Submission of Matters to a Vote of Security Holders                         7

                                             PART II
                                             -------

Item 5.       Market for the Partnership's Units and Related Security Holder Matters      8

Item 6.       Management's Discussion and Analysis                                        8

Item 7.       Financial Statements                                                       11

Item 8.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                                   23

                                             PART III
                                             --------

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act                          23

Item 10.      Executive Compensation                                                     24

Item 11.      Security Ownership of Certain Beneficial Owners and Management             24

Item 12.      Certain Relationships and Related Transactions                             25

Item 13.      Exhibits and Reports on Form 8-K                                           25

              SIGNATURES                                                                 26

                                     PART I
                                     ------

Certain matters discussed under the captions "Description of Business," "Description of Properties," "Management's Discussion and Analysis" and elsewhere in this Annual Report on Form 10-KSB may constitute forward-looking statements and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 3, A California Limited Partnership (the "Partnership"), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Business Development
--------------------

The Partnership was formed in August 1985 pursuant to the provisions of the California Uniform Limited Partnership Act. The general partners of the Partnership are The Windsor Corporation, a California corporation ("TWC"), and John A. Coseo, Jr. (together with TWC, the "General Partners"). In September 1997, Chateau Communities, Inc., a publicly held real estate investment trust ("Chateau"), purchased 100% of the outstanding shares of capital stock of TWC.

Expiration of Term of Partnership
---------------------------------

Pursuant to the Agreement of Limited Partnership (the "Partnership Agreement") of the Partnership, the term of the Partnership expired on December 31, 1999. As a result, in accordance with the terms of the Partnership Agreement and California law, the General Partners are required (i) to develop a plan of liquidation for the Partnership's assets and to liquidate and dissolve the Partnership or (ii) to take such steps as are necessary to extend the term of the Partnership in order to enable it to continue as a going concern.

Accordingly, the General Partners have approved, and recommend that the Partnership proceed with, a plan of liquidation (the "Plan of Liquidation"), pursuant to which the Partnership will sell its four wholly-owned properties and its partial ownership interests in four other properties (collectively, the "Properties") to N'Tandem Trust, a California business trust ("N'Tandem"), and, thereafter, make liquidating distributions to the partners in accordance with the terms of the Partnership Agreement (together, the "Proposed Transactions"). The consummation of the Proposed Transactions is subject to the satisfaction of certain conditions, including the approval of both proposals by a majority-in-interest of the Partnership's Limited Partners. If the Proposed Transactions are consummated, the Partnership will be liquidated and dissolved and liquidating distributions will be made to Limited Partners in accordance with the terms of the Partnership Agreement.

On March 22, 2000, the General Partners mailed to the Limited Partners a Consent Solicitation Statement describing the Proposed Transactions and requesting the consent of such Limited Partners to the Proposed Transactions. The General Partners anticipate that if the Proposed Transactions are approved by the Limited Partners, all of the Partnership's Properties will be sold on or before June 30, 2000.

The Partnership owned interests in the following manufactured home communities at December 31, 1999:


                                                                Date
Name of Property                       Ownership %            Acquired                      Location
----------------                       -----------            --------                      --------
Pondarosa                                100%                 March 1986                 Indianapolis, Indiana
The Pines                                100%                 August 1986                Charleston, South Carolina
Shady Hills                              100%                 September 1986             Ladson, Tennessee
Harmony Ranch                             25%                 December 1986              Thonotosassa, Florida
Big Country Estates                       40%                 December 1986              Cheyenne, Wyoming
Trailmont                                100%                 January 1996               Nashville, Tennessee
Apache East                               29%                 February 1997              Apache Junction, Arizona
Denali Park Estates                       29%                 February 1997              Apache Junction, Arizona

The Partnership owns (i) a 25% partial ownership interest in Harmony Ranch as a tenant in common with N'Tandem, (ii) a 40% partial ownership interest in Big Country Estates as a tenant in common with N'Tandem, and (iii) a 29% limited partner interest in Windsor Park Properties 345, An Arizona Limited Partnership, which holds Apache East and Denali Park Estates.

No further investment property acquisitions are planned by the General Partners.

The overall occupancy of the eight manufactured home communities owned by the Partnership at December 31, 1999 was approximately 93%. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy.

Business of Issuer
------------------

The Partnership is in the business of managing, holding for investment, and eventually selling its interests in, the eight manufactured home communities in its portfolio. Competitors of the Partnership include other public and private limited partnerships, individuals, corporations, and other entities engaged in real estate investment activities. Competition for such properties varies with changes in the supply or demand for similar or competing properties in a given area, changes in interest rates and the availability of mortgage funds, and changes in tax, real estate, environmental, and zoning laws.

The Partnership's profitability depends in part on maximizing occupancy and rental rates in its manufactured home communities. Rents and occupancy rates are affected by both changes in general economic conditions and changes in local conditions, such as levels of employment, supply of other comparable units or competitive housing alternatives, zoning laws, and the availability and cost of energy and transportation.

All of the Partnership's properties are located in or near urban areas. Accordingly, they compete for rentals not only with other manufactured home communities, but also with apartments and any other form of low cost housing that might exist in their respective market areas.

The Partnership's profitability also depends on the minimization of both property and partnership administration expenses. Expenses are affected by changes in general economic trends and changes in local conditions, such as prevailing wages, utility rates, insurance costs, and real estate taxation practices.

The Partnership has no employees. Partnership administrative services are provided by TWC, which is reimbursed for costs incurred on behalf of the Partnership. Chateau employs all of the properties' on-site personnel and is reimbursed by the Partnership for all such costs.

Item 2.     DESCRIPTION OF PROPERTIES
            -------------------------

The Partnership owned interests in eight properties at December 31, 1999. The Partnership operates the properties as manufactured home communities, renting space to manufactured home residents on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. Trailmont, Harmony Ranch, Apache East and Denali Park Estates communities are encumbered with outstanding mortgage indebtedness totaling approximately $4,165,400. It is the General Partners' opinion that the properties are in good condition and are adequately insured.


                                       Pondarosa             The Pines             Shady Hills              Trailmont
                                       ---------             ---------             -----------              ---------
                                     Indianapolis,           Charleston,              Ladson,               Nashville,
Location                                Indiana             South Carolina           Tennessee              Tennesse
--------------------------------------------------------------------------------------------------------------------------
Percentage of Ownership                   100%                   100%                   100%                   100%
Date Acquired                             3/86                   8/86                   9/86                   1/96
Acreage                                    18                     24                     25                     30
Number of Sites                           148                    204                    249                    131
Monthly Rents (1)                        $224                   $153                   $213                   $248
Occupancy Level:
   December 31, 1999                       93%                   100%                    87%                   100%
Real Estate Taxes                        $14,200                $7,600                $40,700                $14,800
Federal Tax Basis (3)                   $452,000               $795,100             $1,186,000             $1,273,800
Mortgage Information:
   Balance Payable                         --                     --                     --                $1,170,400
   Interest Rate                           --                     --                     --                   8.41%
   Amortization Period                     --                     --                     --                     --
   Maturity Date                           --                     --                     --                    1/03
   Balance Due at Maturity                 --                     --                     --                $1,170,400


                                       Harmony Ranch         Big Country Estates           Apache East          Denali Park Estates
                                       Thonotosassa,              Cheyenne,              Apache Junction,        Apache Junction,
                                       -------------         -------------------        ------------------      -------------------
Location                                   Florida                  Wyoming                   Arizona                 Arizona
------------------------------------------------------------------------------------------------------------------------------------

Percentage of Ownership                  25%                       40%                       29%                            29%
Date Acquired                           12/86                     12/86                      2/97                           2/97
Acreage                                  29                        28                        16                             33
Number of Sites                         193                       253                       123                            162
Monthly Rents (1)                      $243                      $207                      $212                           $228
Occupancy Level:
   December 31, 1999                     85%                       96%                       96%                            94%
Real Estate Taxes                   $52,500                     $11,100                   $18,100                          $25,300
Federal Tax Basis (3)             $2,346,500                  $2,348,000                 $2,238,700                       $2,729,800
Mortgage Information:
   Balance Payable                $1,200,000                       --                    $2,965,400                          (2)
   Interest Rate                       8,87%                       --                         8,38%                          (2)
   Amortization Period                   --                        --                      24 years                          (2)
   Maturity Date                       9/02                        --                          3/06                          (2)
   Balance Due at Maturity        $1,200,000                       --                    S2,583,200                          (2)

_________________________________________________

(1)  Average rental rates in effect on December 31, 1999.
(2)  Mortgage note information is the same as is set forth for Apache East.
(3) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.

Item 3.  LEGAL PROCEEDINGS
         -----------------

On May 10, 1999, Ira Gaines, a limited partner of Windsor Park Properties 4, A California Limited Partnership ("Windsor 4"), filed a purported class action and derivative complaint (the "Complaint"), on behalf of himself and other similarly situated limited partners, against the General Partners, in their capacity as the general partners of Windsor 4, and the Directors and the President of TWC, the managing General Partner of Windsor 4, in the Superior Court of the State of California, County of San Diego. The Complaint asserts causes of action arising out of the sale by Windsor 4 of its properties and other assets to N'Tandem for cash and the subsequent liquidation of Windsor 4 in accordance with its partnership agreement and alleges the following: (i) wrongful failure to liquidate timely Windsor 4 in that its term expired on December 31, 1997 and to engage in sustained efforts to liquidate Windsor 4's remaining properties, thus allegedly tying up the limited partners' money for longer than was contemplated or allowed under the agreement of limited partnership of Windsor 4, (ii) breach of fiduciary duty owed by the defendants to Windsor 4 and its limited partners in that the defendants allegedly failed to take steps to ensure the entire fairness of the transaction and that the selling prices for Windsor 4's assets allegedly do not fairly and adequately represent their present value, and (iii) breach of the defendants' contractual duties owed to Windsor 4 and its limited partners in that the agreement of limited partnership of Windsor 4 prohibits sales of property to a sponsor of Windsor 4. In the Complaint, the plaintiff is seeking relief in the form of monetary damages and an award of expenses and a dissolution of Windsor 4 and the appointment of an independent liquidating trustee to liquidate Windsor 4's assets.

On December 3, 1999, Mr. Gaines, also a limited partner of the Partnership and Windsor Park Properties 6, A California Limited Partnership ("Windsor 6"), amended the Compliant, in response to the Proposed Transactions of the Partnership and similar transactions separately proposed with respect to Windsor 6, by filing an amended purported class action and derivative complaint (the "Amended Complaint"), on behalf of himself and other similarly situated limited partners, against the General Partners, in their capacity as the general partners of the Partnership, Windsor 4, and Windsor 6, and the Directors and the President of TWC, in the Superior Court of the State of California, County of San Diego. In addition to the original allegations set forth in the Complaint, the Amended Complaint also alleges generally breach of fiduciary duty and contractual duties owed by the defendants to the Partnership and Windsor 6 and their limited partners in that the defendants allegedly failed to take steps to ensure the entire fairness of the transactions by proposing to sell the partnerships' assets at prices that were improperly discounted from the appraisal values and without taking steps to seek out alternative purchasers or otherwise maximize value to the limited partners.

In the Amended Complaint, the plaintiff asserts causes of action for breach of contract, breach of fiduciary duty and a derivative claim for breach of fiduciary duty and seeks relief in the form of monetary damages and an award of expenses and a dissolution of Windsor 4 and the appointment of an independent liquidating trustee to liquidate Windsor 4's assets. Although the General Partners dispute each claim set forth in the Amended Complaint, they have concluded that the further defense of this action would be protracted, expensive and distracting to their operations. To that end, the General Partners have reached an agreement in principle that would settle all claims in the action, subject to court approval of a definitive signed agreement. The proposed settlement, if approved, provides for the total payment of more than $1 million by the defendants, plus the costs of administering the settlement fund (including the mailing of notice to class members), in return for releases from all actual and potential claims concerning the management or operation of the Partnership, Windsor 4 and Windsor 6 against all of the defendants and any affiliated persons or entities. Accordingly, there would be available for distribution to Limited Partners an aggregate of approximately $213,200 if the proposed settlement is approved. In connection with the proposed settlement, the defendants have agreed not to object to the application by plaintiffs' counsel to the court for an award of up to one-third of the aggregate settlement amount to be paid as attorney's fees and expenses. As a result, if the proposed settlement is approved, the General Partners estimate that those Limited Partners who do not elect to exclude themselves from the class will receive, after payment of estimated attorney's fees and expenses to plaintiffs' counsel, an amount of approximately $.76 per unit of limited partner interest (each, a "Unit"). Pursuant to the terms of the proposed settlement agreement, the General Partners have the right, but not the obligation, to terminate the proposed settlement if the Limited Partners fail to approve the Proposed Transactions or the limited partners of Windsor 6, who are voting on similar proposed transactions, fail to approve such transactions.

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

                                 PART II
                                 -------

Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
         ----------------------------------------------------------------------

A public market for the Partnership's Units does not exist and is not likely to develop. As of December 31, 1999, there were approximately 2,694 holders of record holding an aggregate of 188,296 Units.

Cash distributions paid to the Limited Partners since December 31, 1997 are as follows:


                                                                   Per $1,000
                                        Aggregate                  Originally
Date Paid                               Amount (1)                 Invested (2)
---------                               ----------                 ------------
August 1999                              $132,500                     $6.59
February 1999                            $133,300                     $6.63

August 1998                              $135,200                     $6.73
February 1998                            $133,700                     $6.65

_____________________

(1)  Amounts exclude General Partner participation.
(2)  Computed based on $20,100,000 original investment.

Cash distributions paid to the General Partners since December 31, 1997 have been $29,400.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Annual Report on Form 10-KSB. Certain statements in this discussion constitute "forward-looking statements," and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

On March 22, 2000, the General Partners mailed to the Limited Partners a Consent Solicitation Statement describing the Proposed Transactions and requesting the consent of such Limited Partners to the Proposed Transactions. The General Partners anticipate that if the Proposed Transactions are approved by the Limited Partners, all of the Partnership's Properties and ownership interest in Properties will be sold on or before June 30, 2000.

Results of Operations
---------------------

The results of operations for the year ended December 31, 1999 and 1998 are not directly comparable due to the sale of the Partnership's Little Eagle property in April 1999. The Partnership realized net income before extraordinary item of $628,800 and $180,400 for the years ended December 31, 1999 and 1998, respectively. Net income after extraordinary item per Unit was $2.94 in 1999 and $.93 in 1998. The increase in net income, before extraordinary item, is primarily attributable to the $424,600 gain on sale of the Little Eagle property.

Rent and utility revenues decreased from $1,687,000 in 1998 to $1,579,900 in 1999, primarily due to the sale of the Little Eagle property.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of four manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $8,100 in 1998 to $23,300 in 1999 primarily due to rental increases at these four communities. The overall occupancy of these four communities remained constant at 92% for the years ended December 31, 1999 and 1998.

Interest income decreased from $27,900 in 1998 to $6,100 in 1999 due mainly to lower cash balances maintained by the Partnership.

Interest expense decreased from $279,800 in 1998 to $183,100 in 1999 due to the payoff of the $1.8 million mortgage in connection with the sale of the Little Eagle property in April 1999.

General and administrative expense increased from $101,400 in 1998 to $134,100 in 1999 primarily due to costs incurred to appraise the Partnership's properties.

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of cash during the years ended December 31, 1999 and 1998 were its cash flow generated from the operation of its communities and distributions from joint ventures and limited partnerships. Net cash provided by operating activities was $359,000 and $415,700 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, the Partnership's cash amounted to $62,900.

The Partnership's primary uses of its capital resources during the same periods were for cash distributions to partners and debt service. Cash distributions to partners totaled $280,500 and $283,600 for the years ended December 31, 1999 and 1998, respectively.

A portion of the Partnership's mortgage debt was paid off with the proceeds form the sale of the Little Eagle property in April 1999. At December 31, 1999, the Partnership's mortgage debt was $1,570,400. The Partnership's proportionate share of joint venture and limited partnership debt was approximately $2,730,400, consisting of $1,470,400 of fixed rate debt and $1,260,000 of variable rate debt. The average rate of interest on the fixed rate debt and variable rate debt was 8.50% and 7.88% at December 31, 1999 and 1998, respectively. The Partnership and the affiliated entities are jointly and severally liable for the full amounts of the loans obtained jointly.

The future sources of liquidity for the Partnership will be provided from property operations, cash reserves and ultimately from the sale of its communities and investments in joint ventures and limited partnerships. The Partnership expects to meet its short-term liquidity requirements, including capital expenditures, administration expenses, debt service, and distributions to partners, from cash flow provided from property operations and distributions from investments in joint ventures and limited partnerships. The Partnership expects to meet its long-term liquidity requirements through the sale of its communities and investments in joint ventures and limited partnerships and the use of cash reserves.

Inflation
---------

All of the leases or terms of residents' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the leases are month-to-month and enable the Partnership to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Partnership of any adverse effect of inflation.

Year 2000 Compliance
--------------------

The Partnership had all systems modified to be compliant for the year 2000 and, following the date change to the year 2000, has not experienced any material impact on its financial condition or operations.

Item 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements are filed as a part of this report:

                                                                                    Page
                                                                                    ----

Report of Independent Accountants                                                    12

Balance Sheet as of December 31, 1999                                                13

Statements of Operations for the Years Ended
  December 31, 1999 and 1998                                                         14

Statements of Partners' Equity for the Years Ended
  December 31, 1999 and 1998                                                         15

Statements of Cash Flows for the Years Ended
  December 31, 1999 and 1998                                                         16

Notes to Financial Statements                                                        17

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Windsor Park Properties 3,
(A California Limited Partnership)

In our opinion, the accompanying balance sheet and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Windsor Park Properties 3, a California Limited Partnership (the "Partnership"), at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Denver, Colorado
March 23, 2000

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)

                              BALANCE SHEET
                              -------------

ASSETS                                                                                        December 31, 1999
------                                                                                        -----------------
Property held for sale, net                                                                          $3,323,800
Investments in joint ventures and limited partnerships held for sale                                  1,157,300
Cash and cash equivalents                                                                                62,900
Deferred financing costs, net                                                                            23,900
Other assets                                                                                            237,200
                                                                                                     ----------

Total Assets                                                                                         $4,805,100
                                                                                                     ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
   Mortgage notes payable                                                                            $1,170,400
   Term loan payable                                                                                    400,000
   Accrued expenses                                                                                     188,400
   Tenant deposits and other liabilities                                                                 38,100
   Due to general partners and affiliates                                                               151,800
                                                                                                     ----------

Total Liabilities                                                                                     1,948,700
                                                                                                     ----------

Commitments and Contingencies (Note 8)

Partners' Equity:
   Limited partners                                                                                   2,859,400
   General partners                                                                                      (3,000)
                                                                                                     ----------

Total Partners' Equity                                                                                2,856,400
                                                                                                     ----------

Total Liabilities and Partners' Equity                                                               $4,805,100
                                                                                                     ==========



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                                                               For the Year Ended December 31,
                                                                                            --------------------------------------
                                                                                                 1999                    1998
                                                                                           ----------------         --------------
REVENUES
--------
Rent and utilities                                                                             $1,579,900             $1,687,000
Equity in earnings of joint ventures and limited partnerships                                      23,300                  8,100
Interest                                                                                            6,100                 27,900
Gain on sale of property held for sale                                                            424,600                      -
Other                                                                                              38,800                 61,600
                                                                                               ----------             ----------
                                                                                                2,072,700              1,784,600
                                                                                               ----------             ----------

COSTS AND EXPENSES
------------------

Property operating expenses                                                                       920,100                995,900
Interest                                                                                          183,100                279,800
Depreciation                                                                                      206,600                227,100
General and administrative:
   Related parties                                                                                 25,700                 36,200
   Other                                                                                          108,400                 65,200
                                                                                               ----------            -----------
                                                                                                1,443,900              1,604,200
                                                                                               ----------            -----------

Income before extraordinary item                                                               $  628,800             $  180,400

Extraordinary loss from early extinguishment of debt                                               74,600                      -
                                                                                               ----------             ----------

Net income                                                                                     $  554,200             $  180,400
                                                                                               ==========            ===========
Net income - general partners                                                                  $   63,800             $    1,800
                                                                                               ==========            ===========
Net Income - limited partners                                                                  $  490,400             $  178,600
                                                                                               ==========            ===========
Basic and diluted earnings per limited partnership unit:
Income before extraordinary item                                                               $     2.91             $     0.93
Extraordinary loss from early extinguishment of debt                                                 0.32                      -
                                                                                               ----------            -----------
Net Income - limited partners                                                                  $     2.59             $     0.93
                                                                                               ==========            ===========




                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY
                        ------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                ----------------------------------------------


                                                         General Partners               Limited Partners                   Total
                                                         ----------------               ----------------            ----------------
Balance at December 31, 1997                                  $(39,200)                    $2,898,000                   $2,858,800

Cash distributions                                             (14,700)                      (268,900)                    (283,600)

Net income                                                       1,800                        178,600                      180,400

Repurchase of limited partnership units                                                      (110,900)                    (110,900)
                                                         ----------------               ----------------            ----------------

Balance at December 31, 1998                                  $(52,100)                    $2,696,800                   $2.644,700

Cash distributions                                             (14,700)                      (265,800)                    (280,500)

Net Income                                                      63,800                        490,400                      554,200

Repurchase of limited partnership units                                                       (62,000)                     (62,000)
                                                         ----------------               ----------------            ----------------
Balance at December 31, 1999                                  $ (3,000)                    $2,859,400                   $2,856,400
                                                         ================               ================            ================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           -------------------------


                                                                                        For the Year Ended December 31,
                                                                                   ----------------------------------------
                                                                                       1999                         1998
                                                                                   ---------------             ------------
Cash flows from operating activities:
   Net income                                                                           $  554,200                $ 180,400
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                         206,600                  227,100
      Equity in earnings of joint ventures and limited partnerships                        (23,300)                  (8,100)
      Joint ventures' and limited partnerships cash distributions                           23,300                    8,100
      Gain on sale of property held for sale                                              (424,600)                       -
      Amortization of deferred financing costs                                              66,100                   20,000
   Changes in operating assets and liabilities:
      Increase in other assets                                                            (135,700)                 (30,800)
      Decrease in accounts payable                                                          (5,200)                 (29,900)
      (Decrease) increase  in accrued expenses                                             (25,700)                 115,100
      Decrease in tenant deposits and other liabilities                                     (4,300)                 (20,100)
      Increase (decrease) due to general partner and affiliates                            127,600                  (46,100)
                                                                                        ----------                ---------
Net cash provided by operating activities                                                  359,000                  415,700
                                                                                       -----------                ---------
Cash flows from investing activities:
   Increase in property held for sale                                                     (159,100)                (133,900)
   Joint ventures' and limited partnerships' cash distributions                            138,400                  189,400
   Proceeds from sale of property held for sale                                            865,900                        -
   Investment in joint venture and limited partnerships                                    (39,600)                 (22,000)
                                                                                       -----------                ---------
   Net cash provided by investing activities                                               805,600                   33,500
                                                                                       -----------                ---------
Cash flows from financing activities:
   Cash distributions to partners                                                         (280,500)                (283,600)
   Proceeds from term loan                                                                 400,000                        -
   Payments on mortgage financing                                                       (1,800,000)                       -
   Repurchase of limited partnership units                                                 (62,000)                (110,900)
                                                                                       -----------                ---------

Net cash used in financing activities                                                   (1,742,500)                (394,500)
                                                                                       -----------                ---------

Net increase (decrease) in cash and cash equivalents                                      (577,900)                  54,700

Cash and cash equivalents at beginning of year                                             640,800                  586,100
                                                                                       -----------                ---------

Cash and cash equivalents at end of year                                               $    62,900                $ 640,800
                                                                                       ===========                =========

Supplemental disclosure of cash flow information:
Cash paid during the year for interest (none capitalized)                              $   146,200                 $ 258,100
                                                                                      ============                 =========


                See accompanying notes to financial statement.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

The Partnership
---------------

Windsor Park Properties 3, A California Limited Partnership (the "Partnership"), was formed in August 1985 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation, a California corporation ("TWC"), and John A. Coseo, Jr. (together with TWC, the "General Partners"). In September 1997, Chateau Communities, Inc., a publicly held real estate investment trust ("Chateau"), purchased 100% of the outstanding shares of Capital Stock of TWC.

Pursuant to the Agreement of Limited Partnership (the "Partnership Agreement") of the Partnership, the term of the Partnership expired on December 31, 1999. As a result, in accordance with the terms of the Partnership Agreement and California law, the "General Partners are required (i) to develop a plan of liquidation for the Partnership's assets and to liquidate and dissolve the Partnership or (ii) to take such steps as are necessary to extend the term of the Partnership in order to enable it to continue as a going concern."

Accordingly, the General Partners have approved, and recommend that the Partnership proceed with, a plan of liquidation (the "Plan of Liquidation"), pursuant to which the Partnership will sell its four wholly-owned properties and its partial ownership interests in four other properties (collectively, the "Properties") to N'Tandem Trust, a California business trust ("N'Tandem"), and, thereafter, make liquidating distributions to the partners in accordance with the terms of the Partnership Agreement (the "Proposed Transactions"). The consummation of the Proposed Transactions is subject to the satisfaction of certain conditions, including the approval of a majority-in-interest of the Partnership's Limited Partners. If the Proposed Transactions are consummated, the Partnership will be liquidated and dissolved and liquidating distributions will be made to Limited Partners in accordance with the terms of the Partnership's Agreement.

On March 22, 2000, the General Partners mailed to the Limited Partners a Consent Solicitation Statement describing the Proposed Transactions and requesting the consent of such Limited Partners to the Proposed Transactions. The General Partners anticipate that if the Proposed Transactions are approved by the Limited Partners, all of the Partnership's Properties will be sold on or before June 30, 2000.

Property Held For Investment
----------------------------

During 1998, property held for investment was carried at cost unless facts and circumstances indicated that the carrying value of the property may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual property to its carrying value. If such cash flows are less than the property's carrying value, the carrying value of the property is written down to its estimated fair value. No such writedowns were recorded for the year ended December 31, 1999.

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

Property Held for Sale
----------------------

During 1999, property held for sale was recorded at the lower of cost or net realizable value. On April 1, 1999, the Partnership entered into an agreement to sell Little Eagle, a manufactured home community containing 96 homesites located in Indianapolis, Indiana, and nine mobile home units at Little Eagle to Floral Park Cemetery Association, the terms of which were determined through arms-length negotiations between the parties. The aggregate purchase price paid for Little Eagle and the nine mobile home units was $925,000, net of selling expenses of approximately $60,000. The sale resulted in a net gain on sale of $424,600. In connection with the sale, the Partnership obtained a $400,000 term loan and paid off a related mortgage payable of $1,800,000, resulting in an extraordinary loss on early extinguishment of debt of approximately $74,600.
The extraordinary loss is comprised of an $18,000 prepayment penalty and a $56,600 write off of unamortized loan fees.

Investments in Joint Ventures and Limited Partnerships
------------------------------------------------------

The investments in joint ventures and limited partnerships are accounted for utilizing the equity method as the properties are subject to joint control requiring approval or mutual agreement of the investees. The investment in limited partnerships is also accounted for utilizing the equity method as the limited partners have significant rights.

Financing Costs
---------------

Financing costs are amortized to interest expense over the life of the note utilizing a method which approximates the effective interest method.

Income Taxes
------------

Under provisions of the Internal Revenue Code of 1986, and amended, the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Basic and Diluted Earnings per Limited Partnership Unit
-------------------------------------------------------

Basic and diluted earnings per limited partnership unit are calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated which is the same as income available to the limited partners. Basic and diluted earnings per limited partnership unit are the same, as the Partnership has no dilutive securities. The weighted average number of limited partnership units outstanding during the years ended December 31, 1999 and 1998 was 189,238 and 192,006, respectively.

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

NOTE 2.  PARTNERSHIP AGREEMENT
         ---------------------

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1999 and 1998 was 188,296 and 190,213, respectively, which represented capital contributions of $18,829,600 and $19,021,300, respectively. During the years ended December 31, 1999 and 1998, the Partnership repurchased 1,917 units and 3,826 units, respectively, for $61,900 and $110,900, respectively, from Limited Partners. The General Partners owned 1,010 Units at both December 31, 1999 and 1998.

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

The Partnership reimburses TWC for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $25,700 and $36,200 for such costs during the years ended December 31, 1999 and 1998, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations.

TWC is paid a management fee which is based on a percentage of actual gross receipts collected from the operations of the properties. TWC receives 2.5% for the Trailmont property. For the years ended December 31, 1999 and 1998, the total amounts paid to TWC were $9,700 and $9,300 respectively.

Liquidation Stage
-----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The general partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The general partners' commission is subordinated to the limited partners' receiving a 9% cumulative, non-compounded annual return (Preferred Return) on their original capital investments. No commissions were paid to the General Partners during the years ended December 31, 1999 and 1998.

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

The General Partners received cash distributions of $14,700 in each of the years ended December 31, 1999 and 1998.

NOTE 3.  PROPERTY HELD FOR SALE
         ----------------------

Property held for investment consists of four manufactured home communities summarized as follows:

Name of Property                           Date Acquired                              Location
-------------------------                  -------------------------                  ---------------------------------
Pondarosa                                  March 31, 1986                             Indianapolis, Indiana
Pines                                      August 1, 1986                             Charleston, South Carolina
Shady Hills                                September 30, 1986                         Ladson, Tennessee
Trailmont                                  January 17, 1996                           Nashville, Tennessee


                                                                                                 December 31, 1999
                                                                                             -------------------------
Land                                                                                                       $   974,500
Buildings and improvements                                                                                   4,841,200
Fixtures and equipment                                                                                         158,300
                                                                                             -------------------------

                                                                                                             5,974,000
Less accumulated depreciation                                                                               (2,650,200)
                                                                                             -------------------------
                                                                                                           $ 3,323,800
                                                                                             =========================

NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS HELD FOR SALE
         --------------------------------------------------------------------

The Partnership's investments in joint ventures consist of interests in two manufactured home communities summarized as follows:

                                       Ownership
Name of Property                       Percentage                  Date Acquired                     Location
-----------------------------   ------------------------   -----------------------------   -----------------------------
Big Country Estates                      40%                 December 1, 1986                Cheyenne, Wyoming
Harmony Ranch                            25%                 December 15, 1986               Thonotosassa, Florida

The Partnership's interests in its two remaining communities are owned through an affiliated Arizona limited partnership, which has the same General Partners as the Partnership.

                                       Ownership
Name of Property                       Percentage                  Date Acquired                     Location
-----------------------------   ------------------------   -----------------------------   -----------------------------
Apache East                              29%               February 18, 1997               Apache Junction, Arizona
Denali Park                              29%               February 18, 1997               Apache Junction, Arizona

         ------------------------------------------------------

The combined condensed financial position and results of operations of the joint ventures and limited partnerships are as follows:

Financial Position                                                                        December 31, 1999
                                                                                          ------------------

Property held for investment, net                                                          $        7,666,800
Cash                                                                                                   75,700
Other assets                                                                               $          153,500
                                                                                           ------------------
Total assets                                                                               $        7,896,000
                                                                                           ==================
Mortgage note payable                                                                      $        4,165,500
Accounts payable                                                                                          400
Other liabilities                                                                                     198,900
                                                                                           ------------------
      Total liabilities                                                                             4,364,800

Partners' equity                                                                                    3,531,200
                                                                                           ------------------
Total liabilities and partners' equity                                                     $        7,896,000
                                                                                           ==================

                                                                    For the Year Ended December 31,
                                                         ----------------------------------------------------
Results of operations                                        1999                                     1998
---------------------                                    --------------                            ----------
Property revenues                                            $1,786,700                            $1,762,400
Expenses:                                                --------------                            ----------
   Property operating                                           855,600                               905,100
   Depreciation                                                 377,500                               473,400
   Interest                                                     482,700                               405,100
   General and administrative                                    13,800                                     -
                                                         --------------                             ---------
                                                              1,729,600                             1,783,600
                                                         --------------                             ---------

Net income (loss)                                            $   57,100                            $  (21,200)
                                                         ==============                            ==========

NOTE 5.  MORTGAGE NOTES PAYABLE
         ----------------------

The Partnership has a $1,170,400 mortgage loan collateralized by the Trailmont property. The loan is payable in monthly interest only installments bearing interest at a fixed rate of 8.41% and is due in January 2003.

The Partnership has a $400,000 unsecured term loan. The loan bears interest at LIBOR plus 120 and is due May 31, 2000.

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. A breakdown of cash distributions to the Limited Partners for the years ended December 31, 1999 and 1998 follows:

                                                  1999                                         1998
                                  --------------------------------------         -------------------------------
                                                                Per                                        Per
                                       Amount                   Unit                Amount                 Unit
                                  ----------------           -----------         ------------             ------
Net income

   Limited Partners                    $ 490,400                $ 2.59               $178,600               $0.93
Return of capital                              -                     -                 90,300                0.47
Net Income in Excess
   of distributions                     (224,600)                (1.19)                     -                   -
                                       ---------                ------               --------               -----
Total Distribution                     $ 265,800                $ 1.40               $268,900               $1.40
                                       =========                ======               ========               =====

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

The Partnership is jointly and severally liable for $4,165,400 of debt issued by affiliated entities in which it has a joint venture or limited partnership investment.

NOTE 10.  RELATED PARTY TRANSACTIONS
          --------------------------

Chateau and/or its predecessor have been providing property management services to the Partnership since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $82,300 and $77,200 for the years ended December 31, 1999 and 1998, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Partnership and then reimbursed by the Partnership. These amounts were $224,200 and $254,300 and for the years ended December 31, 1999 and 1998, respectively.

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

                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         --------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The General Partners of the Partnership are TWC, and John A. Coseo, Jr.

In July 1994, TWC merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to TWC.

These entities were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Historically, they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of TWC do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is spent on matters unrelated to the Partnership.

The names, ages, and nature of the positions held by the directors and executive officers of TWC follow:

                   Name                              Age                                  Office
------------------------------------------     ------------     -------------------------------------------------------
Steven G. Waite                                     45            President and Director
Gary P. McDaniel                                    54            Director
C.G. Kellogg                                        56            Director

A brief background of the general partners, directors and certain executive officers of TWC follows.

Steven G. Waite (45) joined TWC in August 1997 as President. Since 1991, until his involvement with Windsor, Mr. Waite served as Vice President/General Manager of the Communities Division at Clayton Homes. He was responsible for the original start up of this division, and subsequently built it into a successful and profitable area of Clayton Homes, expanding from eight communities to 67 communities. In addition, Mr. Waite has over eight years of experience in the manufactured home community-lending arena. He earned a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from the University of Alabama. Mr. Waite is active in the Manufactured Housing Institute.

Gary P. McDaniel (54), a director of TWC, has been Chief Executive Officer and a director of Chateau Communities, Inc. ("Chateau") since February 1997. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, Inc. which merged with Chateau in 1997. He has been an executive and shareholder of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel is also a trustee of N'Tandem Trust, which is advised by TWC. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

C.G. ("Jeff") Kellogg (56) has been President and a director of Chateau since its inception and was Chief Executive Officer of Chateau from its inception to February 1997. For the five years preceding the formation of Chateau, Inc., Mr. Kellogg was President and Chief Operating Officer of Chateau Estates. He is extremely active in local and national industry associations, often in leadership positions. Mr. Kellogg is a past President of the Michigan Manufactured Housing Association and served on the Manufactured Housing Institute's Community Operations Committee. He is a graduate of Michigan Technological University with a B.S. in Civil Engineering.

John A. Coseo, Jr. (60), the other general partner of the Partnership was the founder of TWC in 1977 and has been actively involved in all facets of the manufactured housing business since that time. Mr. Coseo resigned from his positions as a director and executive officer of TWC in 1997. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934.

Item 10.    EXECUTIVE COMPENSATION
            ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to John A. Coseo, Jr. and the directors or executive officers of TWC. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to TWC by the Partnership.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

     No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

(b)  Security Ownership of Management

     The following table presents certain information regarding the number of Units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group as of December 31, 1999.

                                                                             Amount and                    Percent of
                                                                              Nature of
     Title of Class                      Beneficial Owner                    Beneficial                       Class
                                                                              Ownership
----------------------------------------------------------------------------------------------------------------------
Units of Limited                        John A. Coseo, Jr.
   Partnership Interest                    A General Partner                    10                              .005%

Units of Limited                        The Windosr Corporation
   Partnership Interest                    A General Partner                 1,000                              .526%
                                                                           -------                            ------
Units of Limited                        All General Partners
   Partnership Interest                    As a group                        1,010                              .531%
                                                                           =======                            ======

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1999 and 1998.

Form of Compensation and Entity Receiving                                        1999                          1998
-----------------------------------------                                 -----------------            -----------------
Expense Reimbursement - TWC                                                    $     25,700                 $     36,800
Cash Distributions - TWC                                                             14,700                       14,700
Management Fee - TWC                                                                  9,700                        9,300
                                                                          -----------------            -----------------

                                                                               $     50,100                 $    $60,200
                                                                          =================            =================

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

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 30, 2000.

                          WINDSOR PARK PROPERTIES 3,
                     A California Limited Partnership by:

                            THE WINDSOR CORPORATION

                    By:/s/ Steven G. Waite
                       -----------------------------------
                       STEVEN G. WAITE
                       President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                                      Date
---------                     -----                                      -----

/s/Steven G. Waite            President of The Windsor Corporation, a    March 30, 2000
---------------------------   general partner
STEVEN G. WAITE



/s/Gary P. McDaniel           Director of The Windsor Corporation, a     March 30, 2000
---------------------------   general partner
GARY P. MCDANIEL



/s/C.G. Kellogg               Director of The Windsor Corporation, a     March 30, 2000
---------------------------   general partner
C.G. KELLOGG



/s/John A. Coseo, Jr.         General Partner                            March 30, 2000
---------------------------
JOHN A. COSEO, JR.