Form 10QSB
period 2000-03-31
WINDSOR PARK PROPERTIES 3
filed 2000-05-15
CIK 774544

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended     March 31, 2000
                                                  --------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



          For the transition period from             to
                                         ===========    ===========


                        Commission file number   0-15699
                                                 -------


          WINDSOR PARK PROPERTIES 3, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           California                                  333-0115651
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)



           6160 So. Syracuse Way, Greenwood Village, Colorado  80111
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

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                            Page
                                                                            ----

Item 1.   Financial Statements                                                2

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7


                                    PART II
                                    -------
Item 3.    Legal Proceedings                                                  8

Item 4.    Submission of Matters to a Vote of Security Holders                9

Item 6.    Exhibits and Reports on Form 8-K                                   9

           SIGNATURE                                                         10

                                    PART I
                                    ------

Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 3, A California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.   Financial Statements
-------


                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)

                                 BALANCE SHEET
                                 -------------

ASSETS                                                          March 31, 2000
------                                                          --------------

Property held for sale, net                                       $3,286,600
Investments in joint ventures and limited partnerships
        held for sale                                              1,128,500
Cash and cash equivalents                                            209,600
Deferred financing costs, net                                         22,400
Other assets                                                         319,600
                                                                  ----------
Total Assets                                                      $4,966,700
                                                                  ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
   Mortgage notes payable                                         $1,170,400
   Term loan payable                                                 400,000
   Accrued expenses                                                  221,100
   Accounts payable                                                   11,600
   Tenant deposits and other liabilities                              39,800
   Due to general partners and affiliates                            210,500
                                                                  ----------
Total Liabilities                                                  2,053,400
                                                                  ----------
Partners' Equity:
   Limited partners                                                2,915,600
   General partners                                                   (2,300)
                                                                  ----------
Total Partners' Equity                                             2,913,300
                                                                  ----------
Total Liabilities and Partners' Equity                            $4,966,700
                                                                  ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------

REVENUES                                           Three Months Ended March 31,
--------                                           ----------------------------
                                                        2000            1999
                                                    ----------       ---------
Rent and utilities                                  $  394,100       $ 431,300
Equity in earnings of joint ventures                    13,100             200
   and limited partnerships                                100           6,000
Interest                                                 9,400           9,000
                                                    ----------       ---------
                                                       416,700         446,500
                                                    ----------       ---------
COSTS AND EXPENSES
------------------

Property operating expenses                            213,300         245,900
Interest                                                34,700          70,000
Depreciation                                            63,500          57,800
General and administrative:
   Related parties                                       5,800           6,600
   Other                                                42,600          16,700
                                                    ----------       ---------
                                                       359,900         397,000
                                                    ----------       ---------
Net income                                          $   56,800       $  49,500
                                                    ==========       =========
Net income - general partners                       $      600       $     500
                                                    ==========       =========
Net income - limited partners                       $   56,200       $  49,000
                                                    ==========       =========
Basic and diluted earnings per
   limited partnership unit                         $     0.30       $    0.26
                                                    ==========       =========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 3
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

REVENUES                                            Three Months Ended March 31,
--------                                            ----------------------------
                                                        2000            1999
                                                      ----------      ---------
Cash flows from operating activities:
  Net income                                          $   56,800      $  49,500
  Adjustments to reconcile net income to net cash
       provided by oeprating activities:
    Depreciation                                          63,500         57,800
    Equity in earnings of joint ventures and
       limited partnerships                              (13,100)          (200)
    Joint ventures' and limited partnerships
       cash distributions                                 13,100            200
    Amortization of deferred financing costs               1,600          4,900
  Changes in operating assets and liabilities
    Increase in other assets                             (82,400)       (16,800)
    Increase (decrease) in accounts payable               11,600         (5,200)
    Increase in accrued expenses                          32,700         28,400
    Increase (decrease) in other liabilities               1,700           (100)
    Increase in due to general partner and affiliates    108,700         43,500
                                                      ----------      ---------
Net cash provided by operating activities                194,200        162,000
                                                      ----------      ---------
Cash flows from investing activities:
  Increase in property held for sale                     (26,300)       (56,500)
  Joint ventures' and limited partnerships' cash
       distributions                                      28,800         25,800
                                                      ----------      ---------
  Net cash provided by investing activities                2,500        (30,700)
                                                      ----------      ---------

Cash flows from investing activities:
  Cash distributions to partners                              --       (140,600)
  Repurchase of limited partnership units                     --         (3,900)
                                                      ----------      ---------

Net cash used in financing activiites                         --       (144,500)
                                                      ----------      ---------
Net increase (decrease) in cash and cash equivalents     196,700        (13,200)

Cash and cash equivalents at beginning of period          12,900        640,800
                                                      ----------      ---------
Cash and cash equivalents at end of period            $  209,600      $ 627,600
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

Pursuant to the Agreement of Limited Partnership (the "Partnership Agreement") of the Partnership, the term of the Partnership expired on December 31, 1999. As a result, in accordance with the terms of the Partnership Agreement and California law, the General Partners were required (i) to develop a plan of liquidation for the Partnership's assets and to liquidate and dissolve the Partnership or (ii) to take such steps as are necessary to extend the term of the Partnership in order to enable it to continue as a going concern.

Accordingly, the General Partners have approved, and recommend that the Partnership proceed with, a plan of liquidation (the "Plan of Liquidation"), pursuant to which the Partnership will sell its four wholly-owned properties and its partial ownership interests in four other properties (collectively, the "Properties") to N'Tandem Trust, a California business trust ("N'Tandem"), and, thereafter, make liquidating distributions to the partners in accordance with the terms of the Partnership Agreement (the "Proposed Transactions"). On March 22, 2000, the General Partners mailed to the Limited Partners a Consent Solicitation Statement describing the Proposed Transactions and requesting the consent of such Limited Partners to the Proposed Transactions. The consummation of the Proposed Transactions was subject to the satisfaction of certain conditions, including the approval of a majority-in-interest of the Partnership's Limited Partners. On April 28, 2000, the Limited Partners approved the Proposed Transactions. The General Partners anticipate that the sale of the Properties will close on or before May 31, 2000 and that final liquidating distributions to the partners will be made on or before June 30, 2000.

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 2000 and the related statements of operations for the three months ended March 31, 2000 and 1999 and the statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1999.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in four manufactured home communities at March 31, 2000. The combined condensed results of operations of the joint venture and limited partnership properties for the three months ended March 31, 2000 and 1999 are as follows:
                                           2000            1999
                                        ----------      ----------
Property revenues                       $  473,600      $  435,200
Expenses:
   Property operating                      229,200         224,700
   Depreciation                            124,000         117,700
   Interest                                 93,800          94,700
   General and administrative                1,000           2,100
                                        ----------      ----------
                                           448,000         439,200
                                        ----------      ----------
Net income (loss)                       $   25,600      $   (4,000)
                                        ==========      ==========


NOTE 4.  BASIC AND DILUTED EARNINGS PER LIMITED PARTNERSHIP UNIT
         -------------------------------------------------------

Basic and diluted earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 2000 and 1999 was 188,296 and 189,512 respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to Limited Partners are considered a return of capital. There were no distributions to Limited Partners in the first quarter of 2000 due to the pending liquidation of the partnership which will result in the payment of final liquidating distributions to Limited Partners. A breakdown of cash distributions to Limited Partners for the three months ended March 31, 1999 is as follows:


                                           1999
                                  -----------------------
                                                    Per
                                   Amount           Unit
                                  --------          -----
Net income
   Limited Partners               $ 49,000          $0.26
Return of capital                   84,300           0.44
                                  --------          -----
Total Distribution                $133,300          $0.70
                                  ========          =====

Item 2.
-------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Three months ended March 31, 2000 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1999
----

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The results of operations for the three months ended March 31, 2000 and 1999 are not directly comparable due to the sale of the Little Eagle property in April 1999. The Partnership realized net income of $56,800 and $49,500 for the three months ended March 31, 2000 and 1999, respectively. Net income per limited partnership unit was $0.30 in 2000 and $0.26 in 1999.

Rent and utilities revenues decreased from $431,300 in 1999 to $394,100 in 2000 due to the sale of Little Eagle.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of four manufactured home communities in 2000. Equity in earnings of joint ventures and limited partnerships increased from $200 in 1999 to $13,100 in 2000 due to rental increases at the communities and an increase in utility income.

Interest income decreased from $6,000 in 1999 to $100 in 2000 due to lower investment balances maintained by the Partnership.

Interest expense decreased from $70,000 in 1999 to $34,700 due to the pay off of the $1.8 million mortgage payable in connection with the sale of the Little Eagle property.

General and administrative costs increased from $23,300 in 1999 to $48,400 in 2000 primarily due to an increase in legal fees.

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity during the three months ended March 31, 2000 were its cash flow generated from the operation of its communities, and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $194,200 and $162,000 for the three months ended March 31, 2000 and 1999, respectively. At March 31, 2000, the Partnership's cash amounted to $209,600.

The Partnership's principal long-term liquidity requirement will be the repayment of principal on its outstanding mortgage debt. At March 31, 2000, the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $2,730,400, consisting of $1,470,400 of fixed rate debt and $1,260,000 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.50% and 7.98%, respectively, at March 31, 2000. The Partnership and the affiliated entities are contingently liable for the full amounts of the loans obtained jointly through joint ventures and limited partnerships.

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

                                 PART II
                                 -------

Item 3.  LEGAL PROCEEDINGS
         -----------------

On May 10, 1999, Ira Gaines, a limited partner of Windsor Park Properties 4, a California Limited Partnership ("Windsor 4"), filed a purported class action and derivative complaint (the "Complaint"), on behalf of himself and other similarly situated limited partners, against the General Partners, in their capacity as the general partners of Windsor 4, and the Directors and the President of TWC, the managing General Partner of Windsor 4, in the Superior Court of the State of California, County of San Diego. The Complaint asserted causes of action arising out of the sale by Windsor 4 of its properties and other assets to N'Tandem and the subsequent liquidation of Windsor 4 in accordance with its partnership agreement and alleged the following: (i) wrongful failure to liquidate timely Windsor 4 in that its term expired on December 31, 1997, thus allegedly tying up the limited partners' money for longer than was contemplated or allowed under the agreement of limited partnership of Windsor 4; (ii) breach of fiduciary duty owed by the defendants to Windsor 4 and its limited partners by allegedly failing to take steps to assure the entire fairness of the transaction and that the selling prices for Windsor 4's assets fairly and adequately represented their present value; and (iii) breach of the agreement of limited partnership of Windsor 4 by allegedly proposing to sell partnership assets to a sponsor of Windsor 4 without prior consent of the limited partners.

On December 3, 1999, Mr. Gaines, also a limited partner of the Partnership and Windsor Park Properties 6, a California Limited Partnership ("Windsor 6"), amended the Complaint, in response to the Proposed Transactions of the Partnership and similar transactions separately proposed with respect to Windsor 6, by filing an amended purported class action and derivative complaint (the "Amended Complaint") in the Superior Court of the State of California, County of San Diego, on behalf of himself and other similarly situated limited partners, against the General Partners, in their capacity as the general partners of the Partnership, Windsor 4 and Windsor 6, and the Directors and the President of TWC. In addition to the original allegations set forth in the Complaint concerning Windsor 4, the Amended Complaint also alleges generally breach of fiduciary duty and contractual duties owed by the defendants to the Partnership and Windsor 6 and their limited partners by allegedly failing to take steps to ensure the entire fairness of the transactions by proposing to sell such partnerships' assets at prices that were improperly discounted from their appraised values and without taking steps to seek out alternative purchasers or otherwise maximize value to the limited partners. The Complaint and the Amended Complaint both sought monetary damages, an award of expenses, dissolution of Windsor 4, and the appointment of an independent liquidating trustee to liquidate Windsor 4's assets.

Although the General Partners dispute each claim set forth in the Complaint and Amended Complaint, they concluded that the further defense of this action would be protracted, expensive and distracting to their operations. To that end, on February 17, 2000, the General Partners executed a settlement agreement with Mr. Gaines and the class he sought to represent providing for the total payment by the defendants of more than $1 million, plus the costs of administering the settlement fund (including the mailing of notice to class members), in return for releases from all actual and potential claims concerning the management or operation of the Partnership, Windsor 4 and Windsor 6 against all of the defendants and any affiliated persons or entities. On May 2, 2000, the Superior Court approved the settlement and entered a Final Order and Judgment discharging all claims and enjoining the class from commencing suit at any time on any claim related to the operation or management of the Partnership, Windsor 4 and Windsor 6. In connection with the settlement, the Court awarded plaintiffs' counsel one-third of the aggregate settlement amount as attorney's fees, plus expenses. As a result, the General Partners estimate that those Limited Partners who did not elect to exclude themselves from the class will receive, after payment of estimated attorney's fees and expenses to plaintiffs' counsel, an amount of approximately $.76 per unit of limited partner interest.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

On March 22, 2000, the General Partners mailed to the Limited Partners a Consent Solicitation Statement describing the Proposed Transactions and requesting the consent of such Limited Partners to the Proposed Transactions (the "Solicitation"). In the Solicitation, the General Partners sought the consent of the Limited Partners to the proposed sale of the Partnership's Properties (the "Sales") to N'Tandem and the proposed liquidation of the Partnership pursuant to a plan of liquidation (the "Plan of Liquidation") following such Sales.

On April 28, 2000, the Limited Partners approved the Proposed Transactions. The results of the Solicitation as of the close of the solicitation period were as follows: (i) Limited Partners holding 118,832 units of limited partner interest in the Partnership ("Units"), representing 62.99% of all issued and outstanding Units, returned consent forms, (ii) Limited Partners holding 94.04% of all Units for which consent forms were received consented to the Sales, (iii) Limited Partners holding 93.91% of all Units for which consent forms were received consented to the Plan of Liquidation, (iv) Limited Partners holding 4.21% of all Units for which consent forms were received withheld their consent to the Sales,
(v) Limited Partners holding 4.17% of Units for which consent forms were received withheld their consent to the Plan of Liquidation, (vi) Limited Partners holding 1.76% of all Units for which consent forms were received abstained from consenting to the Sales, and (vii) Limited Partners holding 1.79% of all Units for which consent forms were received abstained from consenting to the Plan of Liquidation.

The General Partners anticipate that the Sales will close on or before May 31, 2000 and that, in accordance with the Plan of Liquidation, final liquidating distributions to partners will be made on or about June 30, 2000.


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

Date:  May 15, 2000